Form 10-Q
period 2021-03-31
JFrog Ltd
filed 2021-05-07
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☐	Smaller reporting company
☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2021, the registrant had 93,517,053 ordinary shares, NIS 0.01 par value per share, outstanding.

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	2
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020	3
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020	4
	Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Default Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
	Signatures	41

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$146,676	$164,461
Short-term investments	458,977	433,595
Accounts receivable, net	51,423	37,048
Deferred contract acquisition costs	3,655	3,247
Prepaid expenses and other current assets	14,430	14,210
Total current assets	675,161	652,561
Property and equipment, net	5,598	4,963
Deferred contract acquisition costs, noncurrent	5,925	4,949
Operating lease right-of-use assets	20,611	—
Intangible assets, net	3,674	4,047
Goodwill	17,320	17,320
Other assets, noncurrent	6,722	5,391
Total assets	$735,011	$689,231
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,957	$9,911
Accrued expenses and other current liabilities	23,777	21,039
Operating lease liabilities	4,876	—
Deferred revenue	102,432	91,750
Total current liabilities	140,042	122,700
Deferred revenue, noncurrent	18,542	11,087
Operating lease liabilities, noncurrent	15,897	—
Other liabilities, noncurrent	1,132	1,550
Total liabilities	175,613	135,337
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 93,467,841 and 92,112,447 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	261	257
Additional paid-in capital	642,090	628,054
Accumulated other comprehensive income (loss)	(269)	372
Accumulated deficit	(82,684)	(74,789)
Total shareholders’ equity	559,398	553,894
Total liabilities and shareholders’ equity	$735,011	$689,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription—self-managed and SaaS	$41,338	$30,297
License—self-managed	3,749	2,524
Total subscription revenue	45,087	32,821
Cost of revenue:
Subscription—self-managed and SaaS	8,236	6,190
License—self-managed	191	214
Total cost of revenue—subscription	8,427	6,404
Gross profit	36,660	26,417
Operating expenses:
Research and development	13,836	9,295
Sales and marketing	19,765	14,023
General and administrative	13,671	5,198
Total operating expenses	47,272	28,516
Operating loss	(10,612)	(2,099)
Interest and other income, net	360	564
Loss before income taxes	(10,252)	(1,535)
Income tax expense (benefit)	(2,357)	590
Net loss	$(7,895)	$(2,125)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.09)	$(0.08)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	92,679,756	28,154,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020

Net loss	$(7,895)	$(2,125)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale marketable securities, net	(30)	(51)
Unrealized gain (loss) on derivative instruments, net	(611)	137
Other comprehensive income (loss)	(641)	86
Comprehensive loss	$(8,536)	$(2,039)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2021
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance as of December 31, 2020	92,112,447	$257	$628,054	$372	$(74,789)	$553,894
Issuance of ordinary shares upon exercise of share options	1,305,571	4	2,286	—	—	2,290
Issuance of ordinary shares related to business combination	49,823	(*)	(*)	—	—	—
Share-based compensation expense	—	—	11,750	—	—	11,750
Other comprehensive loss, net of tax	—	—	—	(641)	—	(641)
Net loss	—	—	—	—	(7,895)	(7,895)
Balance as of March 31, 2021	93,467,841	$261	$642,090	$(269)	$(82,684)	$559,398

	Three Months Ended March 31, 2020
	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2019	52,063,647	$175,844	27,930,741	$80	$31,835	$35	$(65,384)	$(33,434)
Issuance of ordinary shares upon exercise of share options	—	—	243,210	(*)	396	—	—	396
Issuance of ordinary shares related to business combination	—	—	102,692	(*)	(*)	—	—	—
Share-based compensation expense	—	—	—	—	1,956	—	—	1,956
Other comprehensive income, net of tax	—	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	—	(2,125)	(2,125)
Balance as of March 31, 2020	52,063,647	$175,844	28,276,643	$80	$34,187	$121	$(67,509)	$(33,121)

(*) Amount less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,895)	$(2,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,006	859
Share-based compensation expense	11,750	1,956
Non-cash operating lease expense	1,278	—
Net amortization of premium or discount on investments	1,343	268
Changes in operating assets and liabilities:
Accounts receivable	(14,375)	2,357
Prepaid expenses and other assets	(2,386)	(2,944)
Deferred contract acquisition costs	(1,384)	(161)
Accounts payable	(954)	1,201
Accrued expenses and other liabilities	3,658	1,083
Operating lease liabilities	(1,367)	—
Deferred revenue	18,137	(3,743)
Net cash provided by (used in) operating activities	8,811	(1,249)
Cash flows from investing activities:
Purchases of short-term investments	(88,580)	(40,778)
Maturities of short-term investments	61,825	34,040
Purchases of property and equipment	(1,135)	(1,149)
Net cash used in investing activities	(27,890)	(7,887)
Cash flows from financing activities:
Payments of deferred offering costs	—	(862)
Proceeds from exercise of share options	2,290	396
Payments to tax authorities from employee equity transactions, net	(1,008)	—
Net cash provided by (used in) financing activities	1,282	(466)
Net decrease in cash, cash equivalents, and restricted cash	(17,797)	(9,602)
Cash, cash equivalents, and restricted cash—beginning of period	164,739	40,943
Cash, cash equivalents, and restricted cash—end of period	$146,942	$31,341
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$146,676	$31,062
Restricted cash included in prepaid expenses and other current assets	14	14
Restricted cash included in other assets, noncurrent	252	265
Total cash, cash equivalents, and restricted cash	$146,942	$31,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Organization and Description of Business

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

The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 12, 2021.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and the Company’s consolidated results of operations, convertible preferred shares and shareholders’ equity (deficit), and cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other future interim or annual period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, the allocation of transaction price among various performance obligations, the estimated customer life on deferred contract acquisition costs, the allowance for doubtful accounts, the fair value of financial assets and liabilities, including accounting and fair value of derivatives, the fair value of acquired intangible assets and goodwill, the useful lives of acquired intangible assets and property and equipment, the incremental borrowing rate for operating leases, share-based compensation including the determination of the fair value of the Company’s share-based awards, and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

The novel coronavirus (“COVID-19”) pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers and its sales cycles. The Company considered the impact of COVID-19 on the estimates and assumptions and determined that there were no material adverse impacts on the condensed consolidated financial statements for the period ended March 31, 2021. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies during the three months ended March 31, 2021, except as noted below.

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

In February 2016, the Financial Accounting Standards (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which would require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to the existing practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term.

The Company adopted the guidance on January 1, 2021 using a modified retrospective transition approach. It applied Topic 842 to all leases as of January 1, 2021 without adjusting the comparative periods presented. The Company elected certain practical expedients permitted under the transition guidance within the new guidance and carried forward the historical accounting relating to lease identification and classification, remaining lease terms, and initial direct costs. Upon adoption, the Company recognized operating lease ROU assets of $21.9 million and operating lease liabilities of $22.1 million. Operating lease ROU assets included adjustments for prepayments and accrued lease payments. The adoption of Topic 842 did not have a material impact to the Company’s results of operations or cash flows. See Note 9, Leases, for further information.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The Company adopted this guidance prospectively on January 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

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

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended March 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$34,823	77%	$26,473	81%
Subscription	31,074	69	23,949	73
License	3,749	8	2,524	8
SaaS	10,264	23	6,348	19
Total subscription revenue	$45,087	100%	$32,821	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended March 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$28,292	63%	$20,952	64%
Israel	893	2	633	2
Rest of world	15,902	35	11,236	34
Total subscription revenue	$45,087	100%	$32,821	100%

Contract Balances

Of the $102.8 million and $82.3 million of deferred revenue recorded as of December 31, 2020 and 2019, respectively, the Company recognized $32.9 million and $26.6 million as revenue during the three months ended March 31, 2021 and 2020, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $129.2 million, which consists of billed considerations of $121.0 million and unbilled considerations of $8.2 million, respectively, that the Company expects to recognize as revenue. As of March 31, 2021, the Company expects to recognize 82% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

The following table represents a rollforward of deferred contract acquisition costs:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Beginning balance	$8,196	$5,989
Additions to deferred contract acquisition costs	2,362	821
Amortization of deferred contract acquisition costs	(978)	(660)
Ending balance	$9,580	$6,150
Deferred contract acquisition costs (to be recognized in next 12 months)	$3,655	$2,501
Deferred contract acquisition costs, noncurrent	5,925	3,649
Total deferred contract acquisition costs	$9,580	$6,150

4. Short-Term Investments

Short-term investments consisted of the following:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$133,878	$—	$—	$133,878
Certificates of deposit	6,884	5	—	6,889
Commercial paper	41,403	7	(9)	41,401
Corporate debt securities	158,654	11	(104)	158,561
Municipal securities	55,374	7	(6)	55,375
Government and agency debt	62,883	6	(16)	62,873
Marketable securities	325,198	36	(135)	325,099
Total short-term investments	$459,076	$36	$(135)	$458,977

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$133,386	$—	$—	$133,386
Certificates of deposit	10,802	20	(1)	10,821
Commercial paper	34,150	3	(2)	34,151
Corporate debt securities	128,694	11	(82)	128,623
Municipal securities	54,238	7	(12)	54,233
Government and agency debt	72,394	5	(18)	72,381
Marketable securities	300,278	46	(115)	300,209
Total short-term investments	$433,664	$46	(115)	$433,595

Based on the available evidence, the Company concluded that the gross unrealized losses on the marketable securities as of March 31, 2021 and December 31, 2020 are temporary in nature. See Note 12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) during the periods presented. As of March 31, 2021, the contractual maturities of the Company’s marketable securities were all less than one year.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2021
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$105,755	$105,755	$—
Municipal securities	1,002	—	1,002
Cash equivalents	106,757	105,755	1,002
Bank deposits	133,878	—	133,878
Certificates of deposit	6,889	—	6,889
Commercial paper	41,401	—	41,401
Corporate debt securities	158,561	—	158,561
Municipal securities	55,375	—	55,375
Government and agency debt	62,873	—	62,873
Short-term investments	458,977	—	458,977
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	64	—	64
Restricted bank deposits included in prepaid expenses and other current assets	14	—	14
Restricted bank deposits included in other assets, noncurrent	252	—	252
Total financial assets	$566,064	$105,755	$460,309
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$213	$—	$213
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	7	—	7
Total financial liabilities	$220	$—	$220

	December 31, 2020
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$111,080	$111,080	$—
Certificates of deposit	274	—	274
Cash equivalents	111,354	111,080	274
Bank deposits	133,386	—	133,386
Certificates of deposit	10,821	—	10,821
Commercial paper	34,151	—	34,151
Corporate debt securities	128,623	—	128,623
Municipal securities	54,233	—	54,233
Government and agency debt	72,381	—	72,381
Short-term investments	433,595	—	433,595
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	468	—	468
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	2	—	2
Restricted bank deposits included in prepaid expenses and other current assets	14	—	14
Restricted bank deposits included in other assets, noncurrent	264	—	264
Total financial assets	545,697	111,080	434,617
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$16	$—	$16
Total financial liabilities	$16	$—	$16

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of March 31, 2021 and December 31, 2020, the Company did not have any assets or liabilities valued based on Level 3 valuations.

6. Derivative Financial Instruments and Hedging

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$20,345	$10,264
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	3,704	1,230
Total derivative instruments	$24,049	$11,494

Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations

The effect of foreign currency contracts on the condensed consolidated statements of operations during the periods presented were as follows:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$19	$—	$—	$—
Research and development	120	—	—	—
Sales and marketing	36	—	—	—
General and administrative	43	—	—	—
Interest and other income, net	—	—	107	(36)
Total gains (losses) recognized in earnings	$218	$—	$107	$(36)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income (Loss)

The following table represents the net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, that were recorded in accumulated other comprehensive income (loss) as of March 31, 2021, and their effect on other comprehensive income (loss) for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
(in thousands)
Balance as of December 31, 2020	$441
Amount of net losses recorded in other comprehensive income	(393)
Amount of net gains reclassified from other comprehensive income to earnings	(218)
Balance as of March 31, 2021	$(170)

As of March 31, 2021, net deferred losses totaled $0.2 million and are expected to be recognized as operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months. See Note 12, Accumulated Other Comprehensive Income (Loss), for the amounts recorded in each financial statement line item during the periods presented.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Computer and software	$4,638	$4,079
Furniture and office equipment	1,676	1,495
Leasehold improvements	4,284	3,761
Property and equipment, gross	10,598	9,335
Less: accumulated depreciation and amortization	(5,000)	(4,372)
Property and equipment, net	$5,598	$4,963

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued compensation and benefits	$10,707	$8,799
Withholding tax from employee equity transactions to be remitted to tax authorities	8,171	9,186
Accrued expenses	4,899	3,054
Accrued expenses and other current liabilities	$23,777	$21,039

8. Intangible Assets, Net

Intangible assets consisted of the following as of March 31, 2021:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$4,856	$(2,255)	$2,601	3.5
Customer relationships	1,200	(416)	784	3.9
Other intangible assets	1,586	(1,297)	289	0.5
Total	$7,642	$(3,968)	$3,674

Intangible assets consisted of the following as of December 31, 2020:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$4,856	$(2,064)	$2,792	3.7
Customer relationships	1,200	(367)	833	4.2
Other intangible assets	1,586	(1,164)	422	0.8
Total	$7,642	$(3,595)	$4,047

Amortization expenses for intangible assets were $0.4 million for the three months ended March 31, 2021 and 2020. Amortization of developed technology is included in cost of revenue: license—self-managed and amortization of customer relationships and other intangible assets are included in sales and marketing expense in the condensed consolidated statements of operations.

The expected future amortization expenses by year related to the intangible assets as of March 31, 2021 are as follows:

March 31, 2021
(in thousands)
Year Ending December 31,
2021 (Remainder)	$1,009
2022	961
2023	887
2024	667
2025	150
Total	$3,674

9. Leases

The Company leases its office facilities under non-cancelable agreements that expire at various dates through July 2026.

The Company determines if an arrangement is a lease at inception. As discussed in Note 2, Summary of Significant Accounting Policies, operating lease ROU assets and liabilities are included on the Condensed Consolidated Balance Sheet beginning January 1, 2021. The Company currently does not have any finance leases.

Operating lease ROU assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company combines its lease payments and fixed payments for non-lease components and account for them together as a single lease component. Operating lease ROU assets also include any prepaid lease payments and lease incentives. Certain lease agreements include rental payments adjusted periodically for the consumer price index ("CPI"). The ROU and lease liability were calculated using the initial CPI and will not be subsequently adjusted. Payments for variable lease costs are expensed as incurred and not included in the operating lease ROU assets and liabilities. For short-term leases with a term of 12 months or less, operating lease ROU assets and liabilities are not recognized and the Company records lease payments in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term.

The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the Company’s leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Many of the Company’s lease agreements provide one or more options to renew. When determining lease terms, the Company uses the non-cancellable period of the leases and do not assume renewals unless it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

Components of operating lease expense were as follows:

Three Months Ended March 31, 2021
(in thousands)
Operating lease cost	$1,348
Short-term lease cost	43
Variable lease cost	90
Total operating lease cost	$1,481

Rent expense under the previous lease accounting standard was $1.0 million during the three months ended March 31, 2020.

Supplementary cash flow information related to operating leases was as follows:

Three Months Ended March 31, 2021
(in thousands)
Cash paid for operating leases	$1,163

As of March 31, 2021, the weighted-average discount rate is 1.3% and the weighted-average remaining term is 4.3 years. Maturities of the Company’s operating lease liabilities as of March 31, 2021 were as follows:

March 31, 2021
(in thousands)
Year Ending December 31,
2021 (Remainder)	$3,824
2022	5,118
2023	4,722
2024	3,885
2025	3,031
Thereafter	803
Total operating lease payments	21,383
Less: imputed interest	(610)
Total operating lease liabilities	$20,773

As of March 31, 2021, the Company had additional operating lease obligations of $2.6 million related to a facility lease commencing in July 2021 with the lease term ending June 2025.

As of December 31, 2020, the minimum lease payments under operating leases, including payments for leases which had not commenced, were as follows:

December 31, 2020
(in thousands)
Year Ending December 31,
2021	$5,475
2022	5,931
2023	5,429
2024	4,607
2025	3,389
Thereafter	803
Total	$25,634

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties for mainly hosting services, as well as software products and services. As of March 31, 2021, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

March 31, 2021
(in thousands)
Year Ending December 31,
2021 (Remainder)	$6,814
2022	16,179
2023	13,488
2024	10,000
2025	31,000
Total	$77,481

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

Grants from Israeli Innovation Authority

The Company has received in the past grants from the Israeli Innovation Authority (“IIA”) and repaid them in full. Still, as any grant recipient, the Company is subject to the provisions of the Israeli Law for the Encouragement of Research, Development and Technological Innovation in the Industry and the regulations and guidelines thereunder (the “Innovation Law”). Pursuant to the Innovation Law, there are restrictions related to transferring intellectual property outside of Israel. Such transfer requires the approval from the IIA. The approval may be subject to a maximum additional payment amount of approximately $6.0 million. In the past, the Company received an approval from the IIA to perform a limited development of IIA funded know-how outside of Israel, subject to the terms specified in the IIA approval, including that all of its core R&D activities will remain in Israel.

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

11. Shareholders’ Equity and Equity Incentive Plans

Equity Incentive Plans

On January 1, 2021, the number of ordinary shares authorized for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) automatically increased by 5,307,818 shares pursuant to the terms of the 2020 Plan.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2020	13,075,489	$6.50	6.8	$736,478
Granted	30,000	$65.96
Exercised	(1,305,571)	$1.75		$75,439
Forfeited	(80,960)	$13.74
Balance as of March 31, 2021	11,718,958	$7.14	6.8	$436,988
Exercisable as of March 31, 2021	5,206,706	$2.10	5.0	$220,111

The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 and 2020 was $42.00 and $9.95, respectively. The total intrinsic value of option exercised during the three months ended March 31, 2020 was $3.3 million.

Restricted Share Units

A summary of restricted share unit (“RSU”) activity and related information under the Company's equity incentive plan and a stand-alone RSU award to the Company's Chief Executive Officer in August 2020 is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2020	818,945	$48.38
Granted	697,450	$64.33
Canceled/forfeited	(41,700)	$65.84
Unvested as of March 31, 2021	1,474,695	$55.43

Employee Share Purchase Plan

On January 1, 2021, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 922,570 shares pursuant to the terms of ESPP. There were no share purchases during the three months ended March 31, 2021.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

March 31, 2021
Outstanding share options	11,718,958
Outstanding RSUs	1,474,695
Issuable ordinary shares related to business combinations	99,649
Shares available for future issuance under the 2020 Plan	14,667,334
Shares available for future issuance under ESPP	3,022,570
Total ordinary shares reserved	30,983,206

Share-Based Compensation

The share-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$762	$140
Research and development	1,829	766
Sales and marketing	2,723	673
General and administrative	6,436	377
Total share-based compensation expense	$11,750	$1,956

As of March 31, 2021, unrecognized share-based compensation cost related to unvested share-based compensation awards was $121.7 million, which is expected to be recognized over a weighted-average period of 3.2 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains (losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2020	$(69)	$441	$372
Other comprehensive loss before reclassifications	(30)	(393)	(423)
Net realized gains reclassified from accumulated other comprehensive income (loss)	—	(218)	(218)
Other comprehensive loss	(30)	(611)	(641)
Balance as of March 31, 2021	$(99)	$(170)	$(269)

	Net Unrealized Gains (losses) on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2019	$35	$—	$35
Other comprehensive income (loss) before reclassifications	(54)	137	83
Net realized losses reclassified from accumulated other comprehensive income	3	—	3
Other comprehensive income (loss)	(51)	137	86
Balance as of March 31, 2020	$(16)	$137	$121

13. Income Taxes

The Company’s quarterly tax provision, and estimates of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, as well as non-deductible expenses, such as share-based compensation, and changes in its valuation allowance. Income tax benefit was $2.4 million for the three months ended March 31, 2021 and income tax expense was $0.6 million for the three months ended March 31, 2020, consisted primarily of income taxes related to the U.S.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during the three months ended March 31, 2021, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

As of March 31, 2021, the Company is under examination of its income tax returns by the Israeli Tax Authorities for the years from 2015 through 2018. The Company does not believe the resolution of the examination will have a material impact on the Company’s consolidated financial statements.

Our gross unrecognized tax benefits were $3.1 million and $2.7 million as of March 31, 2021 and December 31, 2020, respectively. The net increase to our gross unrecognized tax benefit is primarily the result of $0.4 million increase in current year tax positions. As of March 31, 2021, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Loss Per Share Attributable to Ordinary Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(7,895)	$(2,125)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	92,679,756	28,154,185
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.09)	$(0.08)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2021	2020
Convertible preferred shares	—	52,063,647
Outstanding share options	12,504,417	13,095,644
Unvested RSUs	1,164,446	—
Share purchase rights under the ESPP	23,652	—
Issuable ordinary shares related to business combination	132,311	269,099
Total	13,824,826	65,428,390

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2020, or our Annual Report. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and under Part I, Item IA in our Annual Report.

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

We generate revenue from the sale of subscriptions to customers. All of our subscription tiers are available for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Due to ease of use, none of our subscriptions require the use of professional services. For the three months ended March 31, 2021, 23% of our revenue came from SaaS subscriptions, compared to 19% for the three months ended March 31, 2020.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on an annual and on a monthly basis. For the three months ended March 31, 2021, approximately 91% of our revenue came from subscriptions that provide our customers with access to multiple products, compared to approximately 85% for the three months ended March 31, 2020. For the three months ended March 31, 2021, approximately 29% of our revenue came from Enterprise Plus subscription, compared to approximately 16% for the three months ended March 31, 2020. The growth in revenue from our Enterprise Plus subscription, which was first launched in 2018 for self-managed deployments and during 2020 for SaaS deployment, demonstrates the increased demand for our end-to-end solutions for customers’ entire CSRM workflows.

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

We had $605.7 million of cash, cash equivalents, and short-term investments as of March 31, 2021. We generated revenue of $45.1 million and $32.8 million for the three months ended March 31, 2021 and 2020, respectively, representing a growth rate of 37%. Our net loss was $7.9 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. We generated operating cash flow of $8.8 million during the three months ended March 31, 2021 and used $1.2 million cash in operating activities during the three months ended March 31, 2020.

COVID-19 Update

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

We have experienced slowed growth during the COVID-19 pandemic. We expect to experience slowed growth and lower orders from our existing customers for upgrades within our platform. We have experienced and expect to continue to experience an increase in the average length of sales cycles and delays in new projects, both of which have adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial condition will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; the efficacy of COVID-19 vaccines; its impact on the health and welfare of our employees and their families; its impact on our customers and our sales cycles; its impact on customer, industry, or technology-based community events; delays in onboarding new employees; and effects on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the COVID-19 pandemic and other global events may also affect our future performance.

In response to the COVID-19 pandemic, in the first quarter of 2020, we temporarily closed all of our offices, enabled our entire work force to work remotely and implemented travel restrictions for non-essential business. Since the second quarter of 2020, we intermittently and partially reopened our offices to the extent permitted by local government restrictions. In April 2021, we fully reopened our offices in Israel. The impact, if any, of these and any additional operational changes we may implement are uncertain. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of March 31, 2021 and 2020, our net dollar retention rate was 130% and 142%, respectively.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of March 31, 2021, 395 of our customers had ARR of $100,000 or more, increasing from 352 customers as of December 31, 2020. We had ten customers with ARR of at least $1.0 million as of March 31, 2021 and December 31, 2020.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$8,811	$(1,249)
Less: purchases of property and equipment	(1,135)	(1,149)
Free cash flow	$7,676	$(2,398)
Net cash used in investing activities	$(27,890)	$(7,887)
Net cash provided by (used in) financing activities	$1,282	$(466)

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of income taxes related to the U.S. and other foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on certain deferred tax assets in Israel as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$41,338	$30,297
License—self-managed	3,749	2,524
Total subscription revenue	45,087	32,821
Cost of revenue:
Subscription—self-managed and SaaS(1)	8,236	6,190
License—self-managed(2)	191	214
Total cost of revenue—subscription	8,427	6,404
Gross profit	36,660	26,417
Operating expenses:
Research and development(1)(3)	13,836	9,295
Sales and marketing(1)(2)(3)	19,765	14,023
General and administrative(1)(3)	13,671	5,198
Total operating expenses	47,272	28,516
Operating loss	(10,612)	(2,099)
Interest and other income, net	360	564
Loss before income taxes	(10,252)	(1,535)
Income tax expense (benefit)	(2,357)	590
Net loss	$(7,895)	$(2,125)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$762	$140
Research and development	1,829	766
Sales and marketing	2,723	673
General and administrative	6,436	377
Total share-based compensation expense	$11,750	$1,956

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue: license—self-managed	$191	$214
Sales and marketing	182	182
Total amortization expense of acquired intangible assets	$373	$396

(3) Includes acquisition-related costs as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$351	$347
Sales and marketing	—	114
Total acquisition-related costs	$351	$461

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription—self-managed and SaaS	92%	92%
License—self-managed	8	8
Total subscription revenue	100	100
Cost of revenue:
Subscription—self-managed and SaaS	18	19
License—self-managed	1	1
Total cost of revenue—subscription	19	20
Gross profit	81	80
Operating expenses:
Research and development	31	28
Sales and marketing	44	42
General and administrative	30	16
Total operating expenses	105	86
Operating loss	(24)	(6)
Interest and other income, net	1	1
Loss before income taxes	(23)	(5)
Income tax expense (benefit)	(5)	1
Net loss	(18)%	(6)%

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Subscription—self-managed and SaaS	$41,338	$30,297	$11,041	36%
License—self-managed	3,749	2,524	1,225	49
Total subscription revenue	$45,087	$32,821	$12,266	37%

Total subscription revenue increased $12.3 million, or 37%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Approximately $10.0 million of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Subscription—self-managed and SaaS	$8,236	$6,190	$2,046	33%
License—self-managed	191	214	(23)	(11)
Total cost of revenue—subscription	$8,427	$6,404	$2,023	32%
Gross margin	81%	80%

Total cost of revenue increased $2.0 million, or 32%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase of $1.0 million in personnel-related expenses as a result of increased headcount and an increase of $0.6 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Our gross margin remained relatively unchanged for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Operating Expenses

Research and Development

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$13,836	$9,295	$4,541	49%

Research and development expense increased $4.5 million, or 49%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase of $3.1 million in personnel-related expenses as a result of increased headcount and an increase of $1.1 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Sales and Marketing

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Sales and marketing	$19,765	$14,023	$5,742	41%

Sales and marketing expense increased $5.7 million, or 41%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase of $2.7 million in personnel-related expenses as a result of increased headcount, an increase of $2.1 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $1.1 million in hosting costs primarily related to our freemium offerings and trials.

General and Administrative

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
General and administrative	$13,671	$5,198	$8,473	163%

General and administrative expense increased $8.5 million, or 163%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase of $6.1 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $1.0 million in officer and director insurance premium, an increase of $0.8 million in professional fees for legal, accounting, recruiting and other consulting services, and an increase of $0.7 million in personnel-related expenses as a result of increased headcount.

Share-based Compensation Expense

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$762	$140	$622	444%
Research and development	1,829	766	1,063	139
Sales and marketing	2,723	673	2,050	305
General and administrative	6,436	377	6,059	1,607
Total share-based compensation expense	$11,750	$1,956	$9,794	501%

Share-based compensation expenses increased $9.8 million, or 501%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to $5.1 million share-based compensation expense related to RSUs granted to CEO in August 2020 and $4.7 million share-based compensation expense related to grants to new and existing employees.

Interest and Other Income, Net

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Interest and other income, net	$360	$564	$(204)	(36)%

Interest and other income, net decreased $0.2 million, or 36%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower interest income on deposits and marketable investments as a result of lower interest rates during the period.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Income tax expense (benefit)	$(2,357)	$590	$(2,947)	(499)%
Effective income tax rate	23%	(38)%

We recorded income tax benefit of $2.4 million and income tax expense of $0.6 million for the three months ended March 31, 2021 and 2020, respectively. This change was primarily due to $2.3 million income tax benefit in the U.S. Our effective tax rate was 23% and (38)% of our loss before income taxes for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate is mainly affected by tax rates in foreign jurisdictions and the relative income we earn in those jurisdictions, non-deductible expenses such as share-based compensation expense, and change in our valuation allowance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and various business and asset acquisitions.

As of March 31, 2021, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $605.7 million, which were held for working capital purposes. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing, and extent of spending to support further sales and marketing and research and development efforts, the continuing market acceptance of our products and services, as well as expenses associated with our international expansion, the timing, and extent of additional capital expenditures to invest in existing and new office spaces. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$8,811	$(1,249)
Net cash used in investing activities	$(27,890)	$(7,887)
Net cash provided by (used in) financing activities	$1,282	$(466)

Operating Activities

Net cash provided by operating activities of $8.8 million for the three months ended March 31, 2021 was primarily related to our net loss of $7.9 million adjusted by non-cash charges including share-based compensation expense of $11.8 million, and an increase of $18.1 million in deferred revenue, partially offset by an increase of $14.4 million in accounts receivable. The increases in deferred revenue and accounts receivable were driven by higher sales.

Net cash used in operating activities of $1.2 million for the three months ended March 31, 2020 was primarily related to our net loss of $2.1 million, a decrease in deferred revenue of $3.7 million, and an increase in prepaid expenses and other current assets of $2.9 million. These cash outflows were partially offset by non-cash charges consisting primarily of share-based compensation of $2.0 million and depreciation and amortization of $0.9 million, a decrease in accounts receivable of $2.4 million due to timing of collection and an increase in accounts payable and accrued expenses and other liabilities of $2.3 million.

Investing Activities

Net cash used in investing activities of $27.9 million for the three months ended March 31, 2021 was the result of net purchases of short-term investments of $26.8 million and capital expenditure of $1.1 million .

Net cash used in investing activities of $7.9 million for the three months ended March 31, 2020 was the result of net purchases of short-term investments of $6.7 million and capital expenditures of $1.1 million.

Financing Activities

Net cash provided by financing activities of $1.3 million for the three months ended March 31, 2021 was related to proceeds from exercise of share options of $2.3 million, partially offset by net payments of $1.0 million to tax authorities associated with our employee equity transactions.

Net cash used in financing activities of $0.5 million for the three months ended March 31, 2020 was related to payments of deferred offering costs of $0.9 million, partially offset by proceeds from exercise of share options of $0.4 million.

Commitments and Contractual Obligations

There were no material changes to our commitments and contractual obligations during the three months ended March 31, 2021 from the commitments and contractual obligations disclosed in our Annual Report. Refer to Note 9 and Note 10 to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for further details.

Off-Balance Sheet Arrangements

Through March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the anticipated impact of COVID-19. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the three months ended March 31, 2021.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering cash flow hedges, would have had an impact on our results of operations of $0.9 million for the three ended March 31, 2021.

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

As of March 31, 2021, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of March 31, 2021.

Interest Rate Risk

As of March 31, 2021, we had cash and cash equivalents of $146.7 million, and short-term investments of $459.0 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements for the three months ended March 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

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

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply their judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report. There have been no material changes from the risk factors previously disclosed in our Annual Report, except for the following risk factors. The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Annual Report.

Risks Related to Our Business and Industry

Our business is subject to a wide range of labor and employment laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations.

We endeavor to comply with all applicable employment laws. However, the scope and interpretation of these laws are often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. For example, California law requires employers to pay employees a minimum salary of at least twice the applicable state minimum wage, and to meet other duties-related requirements, in order to classify employees as exempt from applicable overtime pay and other rules. Minimum salary and other duties requirements impact the way we classify certain employees in the United States as exempt or non-exempt from overtime requirements. Any such classification decisions and adherence to applicable labor laws may increase our wage payment obligations and overall salary structure, and as such these requirements may have a material effect on our business, financial condition and results of operations. We are analyzing areas of U.S. employment law, specifically as it pertains to the classification of certain U.S. employment positions as exempt versus non-exempt. Any non-compliance with laws and regulations regarding employee classification could subject the company to federal and state claims and civil penalties and, thereby, could also have a material adverse effect on our business, financial condition, and results of operation.

Risks Related to Privacy, Data Protection and Cyber security

We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could harm our business.

We receive, collect, store, process, transfer, and use personal information and other data relating to users of our products, our employees and contractors, and other persons. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection and data security. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security to the extent possible. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Any perception of privacy, data security, or data protection concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and results of operations. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

If we were found in violation of any applicable laws or regulations relating to privacy, data protection, or security, in addition to any regulatory fines, penalties, or litigation costs, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features available through our platform. In addition, these laws and regulations could constrain our ability to use and process data in manners that may be commercially desirable. In addition, if a breach of data security were to occur or to be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection or data security were to be alleged, or if we had any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our solutions may be perceived as less desirable and our business, prospects, financial condition, and results of operations could be materially and adversely affected.

Various United States, or U.S. privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act, and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, loss of trust by our users, and a material and adverse impact on our reputation and business.

In June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA, among other things, provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required us to modify our data practices and policies and to incur certain costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the recent Virginia Consumer Data Protection Act, enacted March 2021. These new state laws could increase our potential liability and adversely affect our business.

Internationally, we also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the data protection landscape in the European Union (“EU”) continues to evolve, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR). Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

Among other requirements, the GDPR regulates transfers of personal data outside of the European Economic Area, or EEA, to third countries that have not been found to provide adequate protection to such personal data, including the U.S. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon the SCCs. The “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, invalidated the EU-U.S. Privacy Shield Framework as a mechanism to transfer personal data from the EEA to the U.S. In the same decision, the CJEU confirmed the validity of the SCCs, but advised that the SCCs must be considered on a case-by-case basis, in conjunction with an assessment as to whether national security laws conflict with the guarantees provided by the data importer under the SCCs. Although we believe we continue to satisfy regulatory requirements through our use of SCCs, these latest developments represent a milestone in the regulation of cross-border data transfers, and require major changes to our data transfer policy, including the need to conduct legal, technical, and security assessments for each data transfer from the EEA to a country outside of the EEA. This means that we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents.

The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results, and financial condition being harmed. We and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation.

Further on January 31, 2020, the United Kingdom (“U.K.”) left the EU (commonly referred to as “Brexit”). The U.K. enacted legislation substantially implementing the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of U.K. data protection regulation remain unclear in the medium to longer term, however, including with regard to regulation of data transfers to and from the U.K. For example, the European Commission and the U.K. government announced a EU-U.K. Trade Cooperation Agreement on December 24, 2020 Pursuant to that agreement, the European Commission will continue to treat the U.K. as if it remained a member state of the EU in relation to transfers of personal data from the EEA to the U.K., meaning such transfers may be made without a need for additional safeguards, for four months from January 1, 2021, with a potential additional two-month extension. This “transition” period, however, will end if and when the European Commission adopts an adequacy decision in respect of the U.K. or the U.K. amends certain U.K. data protection laws, or relevant aspects thereof, in certain manners without the EU’s consent. If the European Commission does not adopt an adequacy decision with regard to personal data transfers to the U.K. before the expiration of the transition period, the U.K. will be considered a “third country” under the GDPR and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the Standard Contractual Clauses). With substantial uncertainty over the interpretation and application of how the U.K. will approach and address the GDPR following the transition period, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.

Other countries also are considering or have enacted legislation that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services. For example, failure to comply with the Israeli Privacy Protection Law 5741-1981, and its regulations as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. We are also monitoring recent or pending legislation in India, China and Japan, among others, for further impacts on our compliance obligations, including requirements for local storage and processing of data that could increase the cost and complexity of delivering our services. Such current or pending legislation may also result in changes to current enforcement measures and sanctions.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, or PCI DSS, which relates to the processing of payment card information. In the event we fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. We may also be bound by and agree to contractual obligations to comply with other obligations relating to privacy, data security, or data protection, such as particular standards for information security measures.

We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data security, and data protection. We cannot yet determine the impact these laws and regulations or changed interpretations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Moreover, because the interpretation and application of many laws and regulations relating to privacy, security, and data protection, along with mandatory industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing or future data management practices or features of our platform and products. Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

A breach of our security measures or unauthorized access to proprietary and confidential data, or a perception that any security breach or other incident has occurred, may result in our platform or products being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.

Although our products do not involve the processing of large amounts of personal data, our platform and products support customers’ software, which may involve the processing of large amounts of personal data and sensitive and proprietary information. Recent data security incidents affecting widely trusted data security architecture (such as the incident affecting SolarWinds Orion, the incident involving Accellion FTA, and the incident affecting Microsoft Exchange) may increase customer expectations regarding the security, testing, and compliance documentation of our platform and products for secure software development operations, management, automation and releases. In addition, these or other incidents may trigger new laws and regulations that increase our compliance burdens, add reporting obligations, or otherwise increase costs for oversight and monitoring of our platform, products, and supply chain.

We do collect and store certain sensitive and proprietary information, and to a lesser degree, personal data and personal information, in the operation of our business. This information includes trade secrets, intellectual property, employee data, and other confidential data. We have taken measures to protect our own proprietary and confidential information, as well as the personal data and proprietary and confidential information that we otherwise obtain, including from our customers. However, we may in the future experience, security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, viruses or similar breaches or disruptions. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. Security breaches and other security incidents may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. We may be more susceptible to security breaches and other security incidents while social distancing measures restricting the ability of our employees to work at our offices are in place to combat the COVID-19 pandemic because we have less capability to implement, monitor and enforce our information security and data protection policies. Based on the examples set in other recent incidents, the more widespread our platform and products become, the more they may be viewed by malicious cyber threat actors as an attractive target for such an attack.

Any compromise of our security or any unauthorized access to or breaches of the security of our or our service providers’ systems or data processing tools or processes, or of our platform and product offerings, as a result of third-party action, employee error, defects or bugs, malfeasance, or otherwise, which results in someone obtaining unauthorized access to our proprietary and confidential information, personal information or other private or proprietary data, or any such information or data of our customers, could result in the loss or corruption of any such information or data, or unauthorized access to or acquisition of, such information or data, or a risk to the security of our or our customers’ systems. Any potential security breaches could result in reputational damage, litigation, regulatory investigations and orders, loss of business, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees and other monetary payments for remediation, including in connection with costly and burdensome breach notification requirements.

Further, any belief by customers or others that a security breach or other incident has affected us or any of our vendors or service providers, even if a security breach or other incident has not affected us or any of our vendors or service providers or has not actually occurred, could have any or all of the foregoing impacts on us, including damage to our reputation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.

We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents. Moreover, we could be required to expend significant capital and other resources to address the incident and any future data security incident or breach.

We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers have been and, in the future may be, the targets of cyberattacks, malicious software, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain.

Further, any provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts relating to limitations of liability may not be enforceable or adequate or otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. While our insurance policies include liability coverage for certain of these matters, subject to applicable deductibles, if we experienced a widespread security breach or other incident that impacted a significant number of our customers, we could be subject to indemnity claims or other damages that exceed our insurance coverage. If such a breach or incident occurred, our insurance coverage might not be adequate for data handling or data security liabilities actually incurred, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Risks Related to Foreign Operations

As we conduct operations in China, risks associated with economic, political and social events in China could negatively affect our business and results of operations.

We are currently expanding operations in China and may continue to increase our presence in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

• A government-controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi;

• Uncertainty regarding the validity, enforceability and scope of protection for intellectual property rights and the practical difficulties of enforcing such rights;

• Ability to secure our business proprietary information located in China from unauthorized acquisition;

• Extensive government regulation;

• Changing governmental policies relating to tax benefits available to foreign-owned businesses;

• A relatively uncertain legal system; and

• Instability related to continued economic, political and social reform.

Any actions and policies adopted by the government of the People’s Republic of China, particularly with regard to intellectual property rights, any slowdown in China’s economy, or increased restrictions related to the transfer of data pursuant to the Chinese Cyber Security Law could have an adverse effect on our business, results of operations and financial condition.

Further, at various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversy between the United States and China could adversely affect the U.S. and European economies and materially and adversely affect the market price of our ordinary shares, our business, financial position and financial performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

In February 2021, we issued an aggregate of 49,823 ordinary shares in connection with our acquisition of a privately-held company and as consideration to individuals and entities who were former service providers and/or shareholders of such company.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2021	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	By:		/s/ Jacob Shulman
			Name:	Jacob Shulman
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)