Form 10-Q
period 2021-06-30
JFrog Ltd
filed 2021-08-06
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2021, the registrant had 95,887,493 ordinary shares, NIS 0.01 par value per share, outstanding.

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	2
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020	4
	Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Default Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
	Signatures	47

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
•
our ability to integrate and realize anticipated synergies from acquisitions of complementary businesses;
•
beliefs and objectives for future operations, including regarding our market opportunity;
•
our relationships with third parties, including our technology partners and cloud providers;
•
our ability to maintain, protect, and enhance our intellectual property rights;
•
our ability to successfully defend litigation brought against us;
•
our ability to attract and retain qualified employees and key personnel;
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$259,220	$164,461
Short-term investments	356,005	433,595
Accounts receivable, net	36,070	37,048
Deferred contract acquisition costs	3,952	3,247
Prepaid expenses and other current assets	13,288	14,210
Total current assets	668,535	652,561
Property and equipment, net	6,231	4,963
Deferred contract acquisition costs, noncurrent	6,524	4,949
Operating lease right-of-use assets	19,231	—
Intangible assets, net	3,302	4,047
Goodwill	17,320	17,320
Other assets, noncurrent	7,665	5,391
Total assets	$728,808	$689,231
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,742	$9,911
Accrued expenses and other current liabilities	17,316	21,039
Operating lease liabilities	4,751	—
Deferred revenue	102,752	91,750
Total current liabilities	134,561	122,700
Deferred revenue, noncurrent	16,413	11,087
Operating lease liabilities, noncurrent	14,747	—
Other liabilities, noncurrent	1,140	1,550
Total liabilities	166,861	135,337
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 93,988,276 and 92,112,447 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	262	257
Additional paid-in capital	657,509	628,054
Accumulated other comprehensive income	9	372
Accumulated deficit	(95,833)	(74,789)
Total shareholders’ equity	561,947	553,894
Total liabilities and shareholders’ equity	$728,808	$689,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription—self-managed and SaaS	$45,312	$33,161	$86,650	$63,458
License—self-managed	3,345	3,270	7,094	5,794
Total subscription revenue	48,657	36,431	93,744	69,252
Cost of revenue:
Subscription—self-managed and SaaS	8,881	6,475	17,117	12,665
License—self-managed	190	214	381	428
Total cost of revenue—subscription	9,071	6,689	17,498	13,093
Gross profit	39,586	29,742	76,246	56,159
Operating expenses:
Research and development	16,688	9,776	30,524	19,071
Sales and marketing	22,026	13,882	41,791	27,905
General and administrative	15,103	4,746	28,774	9,944
Total operating expenses	53,817	28,404	101,089	56,920
Operating income (loss)	(14,231)	1,338	(24,843)	(761)
Interest and other income, net	346	574	706	1,138
Income (loss) before income taxes	(13,885)	1,912	(24,137)	377
Income tax expense (benefit)	(736)	213	(3,093)	803
Net income (loss)	(13,149)	1,699	(21,044)	(426)
Undistributed earnings attributable to participating securities	—	(1,699)	—	—
Net income (loss) attributable to ordinary shareholders	$(13,149)	$—	$(21,044)	$(426)
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(0.14)	$—	$(0.23)	$(0.02)
Diluted	$(0.14)	$—	$(0.23)	$(0.02)
Weighted-average shares used in computing net income (loss) per share attributable to ordinary shareholders:
Basic	93,665,527	28,339,824	93,175,364	28,247,005
Diluted	93,665,527	38,105,657	93,175,364	28,247,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$(13,149)	$1,699	$(21,044)	$(426)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale marketable securities, net	66	346	36	295
Unrealized gain (loss) on derivative instruments, net	212	322	(399)	459
Other comprehensive income (loss)	278	668	(363)	754
Comprehensive income (loss)	$(12,871)	$2,367	$(21,407)	$328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2021
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2021	93,467,841	$261	$642,090	$(269)	$(82,684)	$559,398
Issuance of ordinary shares upon exercise of share options	520,435	1	1,315	—	—	1,316
Share-based compensation expense	—	—	14,104	—	—	14,104
Other comprehensive income, net of tax	—	—	—	278	—	278
Net loss	—	—	—	—	(13,149)	(13,149)
Balance as of June 30, 2021	93,988,276	$262	$657,509	$9	$(95,833)	$561,947

	Three Months Ended June 30, 2020
	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of March 31, 2020	52,063,647	$175,844	28,276,643	$80	$34,187	$121	$(67,509)	$(33,121)
Issuance of ordinary shares upon exercise of share options	—	—	196,485	1	509	—	—	510
Share-based compensation expense	—	—	—	—	2,783	—	—	2,783
Other comprehensive income, net of tax	—	—	—	—	—	668	—	668
Net income	—	—	—	—	—	—	1,699	1,699
Balance as of June 30, 2020	52,063,647	$175,844	28,473,128	$81	$37,479	$789	$(65,810)	$(27,461)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2021
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	92,112,447	$257	$628,054	$372	$(74,789)	$553,894
Issuance of ordinary shares upon exercise of share options	1,826,006	5	3,601	—	—	3,606
Issuance of ordinary shares related to business combination	49,823	(*)	(*)	—	—	—
Share-based compensation expense	—	—	25,854	—	—	25,854
Other comprehensive loss, net of tax	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(21,044)	(21,044)
Balance as of June 30, 2021	93,988,276	$262	$657,509	$9	$(95,833)	$561,947

	Six Months Ended June 30, 2020
	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2019	52,063,647	$175,844	27,930,741	$80	$31,835	$35	$(65,384)	$(33,434)
Issuance of ordinary shares upon exercise of share options	—	—	439,695	1	905	—	—	906
Issuance of ordinary shares related to business combination	—	—	102,692	(*)	(*)	—	—	—
Share-based compensation expense	—	—	—	—	4,739	—	—	4,739
Other comprehensive income, net of tax	—	—	—	—	—	754	—	754
Net loss	—	—	—	—	—	—	(426)	(426)
Balance as of June 30, 2020	52,063,647	$175,844	28,473,128	$81	$37,479	$789	$(65,810)	$(27,461)

(*) Amount less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,044)	$(426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,082	1,755
Share-based compensation expense	25,854	4,739
Non-cash operating lease expense	2,658	—
Net amortization of premium or discount on investments	2,886	424
Changes in operating assets and liabilities:
Accounts receivable	978	(2,427)
Prepaid expenses and other assets	(1,373)	(1,320)
Deferred contract acquisition costs	(2,280)	(445)
Accounts payable	(169)	781
Accrued expenses and other liabilities	4,706	2,154
Operating lease liabilities	(2,642)	—
Deferred revenue	16,328	629
Net cash provided by operating activities	27,984	5,864
Cash flows from investing activities:
Purchases of short-term investments	(151,214)	(86,055)
Maturities and sales of short-term investments	225,954	69,075
Purchases of property and equipment	(2,274)	(1,506)
Prepayment for purchase of intangible asset	(600)	—
Net cash provided by (used in) investing activities	71,866	(18,486)
Cash flows from financing activities:
Payments of deferred offering costs	—	(2,474)
Proceeds from exercise of share options	3,606	906
Payments to tax authorities from employee equity transactions, net	(8,707)	—
Net cash used in financing activities	(5,101)	(1,568)
Net increase (decrease) in cash, cash equivalents, and restricted cash	94,749	(14,190)
Cash, cash equivalents, and restricted cash—beginning of period	164,739	40,943
Cash, cash equivalents, and restricted cash—end of period	$259,488	$26,753
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$259,220	$26,461
Restricted cash included in prepaid expenses and other current assets	13	14
Restricted cash included in other assets, noncurrent	255	278
Total cash, cash equivalents, and restricted cash	$259,488	$26,753

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and the Company’s consolidated results of operations and convertible preferred shares and shareholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies during the six months ended June 30, 2021, except as noted below.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

On the last business day of the Company’s second quarter in fiscal 2021, the aggregate market value of the Company’s ordinary shares held by its non-affiliate shareholders exceeded $700 million. As a result, as of December 31, 2021, the Company will be considered a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and the Company will cease to be an emerging growth company. Accordingly, the Company will no longer be exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. Further, following the loss of emerging growth company status, the Company will be required to comply with any new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In reliance on the extended transition period allowed for emerging growth companies under the JOBS Act, the Company has elected to use the adoption dates discussed below.

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

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$37,190	76%	$28,635	79%	$72,013	77%	$55,108	80%
Subscription	33,845	69	25,365	70	64,919	69	49,314	71
License	3,345	7	3,270	9	7,094	8	5,794	9
SaaS	11,467	24	7,796	21	21,731	23	14,144	20
Total subscription revenue	$48,657	100%	$36,431	100%	$93,744	100%	$69,252	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$30,392	62%	$23,553	65%	$58,684	63%	$44,505	64%
Israel	1,165	3	661	2	2,058	2	1,294	2
Rest of world	17,100	35	12,217	33	33,002	35	23,453	34
Total subscription revenue	$48,657	100%	$36,431	100%	$93,744	100%	$69,252	100%

Contract Balances

Of the $121.0 million and $78.6 million of deferred revenue recorded as of March 31, 2021 and 2020, respectively, the Company recognized $37.3 million and $27.2 million as revenue during the three months ended June 30, 2021 and 2020, respectively. Of the $102.8 million and $82.3 million of deferred revenue recorded as of December 31, 2020 and 2019, respectively, the Company recognized $57.3 million and $48.5 million as revenue during the six months ended June 30, 2021 and 2020, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $127.0 million, which consists of billed considerations of $119.2 million and unbilled considerations of $7.8 million, that the Company expects to recognize as revenue. As of June 30, 2021, the Company expects to recognize 82% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

The following table represents a rollforward of deferred contract acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Beginning balance	$9,580	$6,150	$8,196	$5,989
Additions to deferred contract acquisition costs	2,002	964	4,364	1,785
Amortization of deferred contract acquisition costs	(1,106)	(680)	(2,084)	(1,340)
Ending balance	$10,476	$6,434	$10,476	$6,434
Deferred contract acquisition costs (to be recognized in next 12 months)	$3,952	$2,669	$3,952	$2,669
Deferred contract acquisition costs, noncurrent	6,524	3,765	6,524	3,765
Total deferred contract acquisition costs	$10,476	$6,434	$10,476	$6,434

4. Short-Term Investments

Short-term investments consisted of the following:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$104,697	$—	$—	$104,697
Certificates of deposit	2,410	2	—	2,412
Commercial paper	35,967	7	(3)	35,971
Corporate debt securities	113,331	3	(30)	113,304
Municipal securities	57,094	4	(8)	57,090
Government and agency debt	42,539	2	(10)	42,531
Marketable securities	251,341	18	(51)	251,308
Total short-term investments	$356,038	$18	$(51)	$356,005

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$133,386	$—	$—	$133,386
Certificates of deposit	10,802	20	(1)	10,821
Commercial paper	34,150	3	(2)	34,151
Corporate debt securities	128,694	11	(82)	128,623
Municipal securities	54,238	7	(12)	54,233
Government and agency debt	72,394	5	(18)	72,381
Marketable securities	300,278	46	(115)	300,209
Total short-term investments	$433,664	$46	(115)	$433,595

Based on the available evidence, the Company concluded that the gross unrealized losses on the marketable securities as of June 30, 2021 and December 31, 2020 are temporary in nature. See Note 12, Accumulated Other Comprehensive Income, for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (“AOCI”) during the periods presented. As of June 30, 2021, the contractual maturities of the Company’s marketable securities were all less than one year.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2021
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$127,844	$127,844	$—
Commercial paper	2,500	—	2,500
Municipal securities	150	—	150
Cash equivalents	130,494	127,844	2,650
Bank deposits	104,697	—	104,697
Certificates of deposit	2,412	—	2,412
Commercial paper	35,971	—	35,971
Corporate debt securities	113,304	—	113,304
Municipal securities	57,090	—	57,090
Government and agency debt	42,531	—	42,531
Short-term investments	356,005	—	356,005
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	98	—	98
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	1	—	1
Restricted bank deposits included in prepaid expenses and other current assets	13	—	13
Restricted bank deposits included in other assets, noncurrent	255	—	255
Total financial assets	$486,866	$127,844	$359,022
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$49	$—	$49
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	17	—	17
Total financial liabilities	$66	$—	$66

	December 31, 2020
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$111,080	$111,080	$—
Certificates of deposit	274	—	274
Cash equivalents	111,354	111,080	274
Bank deposits	133,386	—	133,386
Certificates of deposit	10,821	—	10,821
Commercial paper	34,151	—	34,151
Corporate debt securities	128,623	—	128,623
Municipal securities	54,233	—	54,233
Government and agency debt	72,381	—	72,381
Short-term investments	433,595	—	433,595
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	468	—	468
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	2	—	2
Restricted bank deposits included in prepaid expenses and other current assets	14	—	14
Restricted bank deposits included in other assets, noncurrent	264	—	264
Total financial assets	$545,697	$111,080	$434,617
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$16	$—	$16
Total financial liabilities	$16	$—	$16

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of June 30, 2021 and December 31, 2020, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$18,462	$10,264
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	3,801	1,230
Total derivative instruments	$22,263	$11,494

Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations

Derivative instruments that hedge the exposure to variability in expected future cash flows are designated as cash flow hedges. The Company records changes in the fair value of these derivatives in AOCI in the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Upon occurrence, the Company reclassifies the related gain or loss on the derivative to the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates. From time to time, the Company may discontinue cash flow hedges and record the related amount in interest and other income, net, on the Condensed Consolidated Statements of Operations. Derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities are not currently designated as hedges for financial reporting purposes. The Company records changes in the fair value of these derivatives in interest and other income, net in the Condensed Consolidated Statements of Operations.

The effect of foreign currency contracts on the condensed consolidated statements of operations during the periods presented were as follows:

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2	$(3)	$21	$(3)	$—	$—	$—	$—
Research and development	12	(20)	132	(20)	—	—	—	—
Sales and marketing	4	(7)	40	(7)	—	—	—	—
General and administrative	4	(8)	47	(8)	—	—	—	—
Interest and other income, net	8	—	8	—	(38)	(74)	69	(110)
Total gains (losses) recognized in earnings	$30	$(38)	$248	$(38)	$(38)	$(74)	$69	$(110)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income, for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred gains in AOCI as of June 30, 2021 are expected to be recognized as operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Computer and software	$5,235	$4,079
Furniture and office equipment	1,952	1,495
Leasehold improvements	4,703	3,761
Property and equipment, gross	11,890	9,335
Less: accumulated depreciation and amortization	(5,659)	(4,372)
Property and equipment, net	$6,231	$4,963

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation and benefits	$13,407	$8,799
Withholding tax from employee equity transactions to be remitted to tax authorities	479	9,186
Accrued expenses	3,430	3,054
Accrued expenses and other current liabilities	$17,316	$21,039

8. Intangible Assets, Net

Intangible assets consisted of the following as of June 30, 2021:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$4,856	$(2,445)	$2,411	3.3
Customer relationships	1,200	(466)	734	3.7
Other intangible assets	1,586	(1,429)	157	0.3
Total	$7,642	$(4,340)	$3,302

Intangible assets consisted of the following as of December 31, 2020:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$4,856	$(2,064)	$2,792	3.7
Customer relationships	1,200	(367)	833	4.2
Other intangible assets	1,586	(1,164)	422	0.8
Total	$7,642	$(3,595)	$4,047

Amortization expenses for intangible assets were $0.4 million for the three months ended June 30, 2021 and 2020, and $0.7 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively. Amortization of developed technology is included in cost of revenue: license—self-managed and amortization of customer relationships and other intangible assets are included in sales and marketing expense in the condensed consolidated statements of operations.

The expected future amortization expenses by year related to the intangible assets as of June 30, 2021 are as follows:

June 30, 2021
(in thousands)
Year Ending December 31,
2021 (Remainder)	$637
2022	961
2023	887
2024	667
2025	150
Total	$3,302

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

Components of operating lease expense were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in thousands)
Operating lease cost	$1,317	$2,665
Short-term lease cost	21	64
Variable lease cost	105	195
Total operating lease cost	$1,443	$2,924

Rent expense under the previous lease accounting standard was $1.1 million and $2.1 million during the three and six months ended June 30, 2020.

Supplementary cash flow information related to operating leases was as follows:

Six Months Ended June 30, 2021
(in thousands)
Cash paid for operating leases	$2,552

As of June 30, 2021, the weighted-average discount rate is 1.3% and the weighted-average remaining term is 4.1 years. Maturities of the Company’s operating lease liabilities as of June 30, 2021 were as follows:

June 30, 2021
(in thousands)
Year Ending December 31,
2021 (Remainder)	$2,381
2022	5,167
2023	4,761
2024	3,900
2025	3,031
Thereafter	803
Total operating lease payments	20,043
Less: imputed interest	(545)
Total operating lease liabilities	$19,498

As of June 30, 2021, the Company had additional operating lease obligations of $2.7 million related to a facility lease commencing in July 2021 with the lease term ending June 2025.

As of December 31, 2020, the minimum lease payments under operating leases, including payments for leases which had not commenced, were as follows:

December 31, 2020
(in thousands)
Year Ending December 31,
2021	$5,475
2022	5,931
2023	5,429
2024	4,607
2025	3,389
Thereafter	803
Total	$25,634

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties for mainly hosting services, as well as software products and services. As of June 30, 2021, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

June 30, 2021
(in thousands)
Year Ending December 31,
2021 (Remainder)	$2,237
2022	15,601
2023	13,490
2024	10,000
2025	31,000
Total	$72,328

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

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2020	13,075,489	$6.50	6.8	$736,478
Granted	30,000	$65.96
Exercised	(1,826,006)	$1.97		$96,474
Forfeited	(269,020)	$15.36
Balance as of June 30, 2021	11,010,463	$7.20	6.5	$422,309
Exercisable as of June 30, 2021	5,287,820	$2.49	5.0	$227,536

The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 was $42.00, and $12.45 and $11.39 during the three and six months ended June 30, 2020, respectively. No share options were granted during the three months ended June 30, 2021. The total intrinsic value of option exercised during the six months ended June 30, 2020 was $6.6 million.

Restricted Share Units

A summary of restricted share unit (“RSU”) activity and related information under the Company's equity incentive plan and a stand-alone RSU award to the Company's Chief Executive Officer in August 2020 is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2020	818,945	$48.38
Granted	1,198,082	$54.40
Canceled/forfeited	(122,800)	$65.07
Unvested as of June 30, 2021	1,894,227	$51.11

Employee Share Purchase Plan

On January 1, 2021, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 922,570 shares pursuant to the terms of ESPP. There were no share purchases during the six months ended June 30, 2021.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

June 30, 2021
Outstanding share options	11,010,463
Outstanding RSUs	1,894,227
Issuable ordinary shares related to business combinations	99,649
Shares available for future issuance under the 2020 Plan	14,435,862
Shares available for future issuance under ESPP	3,022,570
Total ordinary shares reserved	30,462,771

Share-Based Compensation

The share-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$824	$199	$1,586	$339
Research and development	2,680	930	4,509	1,696
Sales and marketing	3,522	1,097	6,245	1,770
General and administrative	7,078	557	13,514	934
Total share-based compensation expense	$14,104	$2,783	$25,854	$4,739

As of June 30, 2021, unrecognized share-based compensation cost related to unvested share-based compensation awards was $120.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.

12. Accumulated Other Comprehensive Income

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2020	$(69)	$441	$372
Other comprehensive income (loss) before reclassifications	40	(151)	(111)
Net realized gains reclassified from AOCI	(4)	(248)	(252)
Other comprehensive income (loss)	36	(399)	(363)
Balance as of June 30, 2021	$(33)	$42	$9

	Net Unrealized Gains on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2019	$35	$—	$35
Other comprehensive income before reclassifications	282	421	703
Net realized losses reclassified from AOCI	13	38	51
Other comprehensive income	295	459	754
Balance as of June 30, 2020	$330	$459	$789

13. Income Taxes

The Company’s quarterly tax provision, and estimates of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, as well as non-deductible expenses, such as share-based compensation, and changes in its valuation allowance. Income tax benefit was $0.7 million and $3.1 million for the three and six months ended June 30, 2021, respectively, and income tax expense was $0.2 million and $0.8 million for the three and six months ended June 30, 2020, respectively. The income tax expense (benefit) for the periods consisted primarily of income taxes related to the U.S.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during six months ended June 30, 2021, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

As of June 30, 2021, the Company is under examination of its income tax returns by the Israeli Tax Authorities for the years from 2015 through 2018. The Company does not believe the resolution of the examination will have a material impact on the Company’s consolidated financial statements.

Our gross unrecognized tax benefits were $3.7 million and $2.7 million as of June 30, 2021 and December 31, 2020, respectively. The net increase to our gross unrecognized tax benefit is primarily the result of $1.0 million increase in current year tax positions. As of June 30, 2021, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Income (Loss) Per Share Attributable to Ordinary Shareholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to ordinary shareholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(13,149)	$1,699	$(21,044)	$(426)
Less: undistributed earnings attributable to participating securities	—	(1,699)	—	—
Net income (loss) attributable to ordinary shareholders	$(13,149)	$—	$(21,044)	$(426)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to ordinary shareholders, basic	93,665,527	28,339,824	93,175,364	28,247,005
Weighted-average effect of dilutive securities:
Outstanding share options	—	9,613,645	—	—
Issuable ordinary shares related to business combination	—	152,188	—	—
Weighted-average shares used in computing net income (loss) per share attributable to ordinary shareholders, diluted	93,665,527	38,105,657	93,175,364	28,247,005
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(0.14)	$—	$(0.23)	$(0.02)
Diluted	$(0.14)	$—	$(0.23)	$(0.02)

The potential shares of ordinary shares that were excluded from the computation of diluted net income (loss) per share attributable to ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred shares	—	—	—	52,063,647
Outstanding share options	11,434,553	1,704,351	11,966,795	13,345,123
Unvested RSUs	1,724,973	—	1,446,258	—
Share purchase rights under the ESPP	70,956	—	47,827	—
Issuable ordinary shares related to business combination	99,649	—	115,890	234,197
Total	13,330,131	1,704,351	13,576,770	65,642,967

15. Subsequent Event

On July 19, 2021, the Company acquired 100% of equity interest in Vdoo Connected Trust Ltd. (“Vdoo”), a privately-held company in Israel, which provides a product security platform for automating all software security tasks throughout the entire product lifecycle. The acquisition accelerates the Company’s security technology expansion, aiming to deliver a holistic security solution as part of its Platform.

The total consideration in exchange for Vdoo’s outstanding shares and certain post-acquisition service was approximately $286.5 million, subject to adjustments, comprised of approximately $199.8 million in cash, net of cash acquired, and 1,934,198 shares of the Company’s ordinary shares. Although the Company has not determined the fair value of assets acquired and liabilities assumed in this acquisition, it expects that the substantial majority of the purchase price will be allocated to goodwill and intangible assets.

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

We generate revenue from the sale of subscriptions to customers. All of our subscription tiers are available for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Due to ease of use, none of our subscriptions require the use of professional services. Revenue from SaaS subscription contributed 24% and 23% of our total revenue for the three and six months ended June 30, 2021, respectively, compared to 21% and 20%, respectively, for the corresponding periods in 2020.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on an annual and monthly basis. Revenue from subscriptions that provide our customers with access to multiple products represented approximately 92% of our total revenue for the three and six months ended June 30, 2021, compared to 86% and 85%, respectively, for the corresponding periods in 2020. Revenue from Enterprise Plus subscription represented approximately 32% and 30% of our total revenue for the three and six months ended June 30, 2021, respectively, compared to approximately 17% and 16%, respectively, for the corresponding periods in 2020. The growth in revenue from our Enterprise Plus subscription, which was first launched in 2018 for self-managed deployments and during 2020 for SaaS deployment, demonstrates the increased demand for our end-to-end solutions for customers’ entire CSRM workflows.

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

We had $615.2 million of cash, cash equivalents, and short-term investments as of June 30, 2021. We generated revenue of $48.7 million and $36.4 million for the three months ended June 30, 2021 and 2020, respectively, representing 34% growth. We generated revenue of $93.7 million and $69.3 million for the six months ended June 30, 2021 and 2020, respectively, representing 35% growth. Net loss was $13.1 million for the three months ended June 30, 2021 compared to net income of $1.7 million for the three months ended June 30, 2020. We incurred net loss of $21.0 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. We generated operating cash flow of $28.0 million and $5.9 million during the six months ended June 30, 2021 and 2020, respectively.

Acquisition of Vdoo Connected Trust Ltd.

On July 19, 2021, we acquired 100% of equity interest in Vdoo, a privately-held company in Israel, which provides a product security platform for automating all software security tasks throughout the entire product lifecycle. The acquisition accelerates our security technology expansion, aiming to deliver a holistic security solution as part of our Platform.

COVID-19 Update

The COVID-19 pandemic has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of certain businesses, and greater uncertainty in global financial markets. Such conditions have created disruption in global supply chains, increasing rates of unemployment, and adversely impacting many industries. While COVID-19 related restrictions have eased in many locations pursuant to Centers for Disease Control and Prevention guidelines and other governmental and local regulations, new variants of the coronavirus may result in increased restrictions in the future, which is likely to have an adverse impact on global economic and market conditions.

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

In response to the COVID-19 pandemic, in the first quarter of 2020, we temporarily closed all of our offices, enabled our entire work force to work remotely and implemented travel restrictions for non-essential business. Since the second quarter of 2020, we intermittently and partially reopened our offices to the extent permitted by local government restrictions. In April 2021, we fully reopened our offices in Israel and in June 2021, we partially reopened our offices in the U.S. The impact, if any, of these and any additional operational changes we may implement are uncertain. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of June 30, 2021 and 2020, our net dollar retention rate was 129% and 139%, respectively.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of June 30, 2021, 415 of our customers had ARR of $100,000 or more, increasing from 352 customers as of December 31, 2020. We had 12 customers with ARR of at least $1.0 million as of June 30, 2021, increasing from 10 customers as of December 31, 2020.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$27,984	$5,864
Less: purchases of property and equipment	(2,274)	(1,506)
Free cash flow	$25,710	$4,358
Net cash provided by (used) in investing activities	$71,866	$(18,486)
Net cash used in financing activities	$(5,101)	$(1,568)

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$45,312	$33,161	$86,650	$63,458
License—self-managed	3,345	3,270	7,094	5,794
Total subscription revenue	48,657	36,431	93,744	69,252
Cost of revenue:
Subscription—self-managed and SaaS(1)	8,881	6,475	17,117	12,665
License—self-managed(2)	190	214	381	428
Total cost of revenue—subscription	9,071	6,689	17,498	13,093
Gross profit	39,586	29,742	76,246	56,159
Operating expenses:
Research and development(1)(3)	16,688	9,776	30,524	19,071
Sales and marketing(1)(2)(3)	22,026	13,882	41,791	27,905
General and administrative(1)(3)	15,103	4,746	28,774	9,944
Total operating expenses	53,817	28,404	101,089	56,920
Operating income (loss)	(14,231)	1,338	(24,843)	(761)
Interest and other income, net	346	574	706	1,138
Income (loss) before income taxes	(13,885)	1,912	(24,137)	377
Income tax expense (benefit)	(736)	213	(3,093)	803
Net income (loss)	$(13,149)	$1,699	$(21,044)	$(426)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$824	$199	$1,586	$339
Research and development	2,680	930	4,509	1,696
Sales and marketing	3,522	1,097	6,245	1,770
General and administrative	7,078	557	13,514	934
Total share-based compensation expense	$14,104	$2,783	$25,854	$4,739

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue: license—self-managed	$190	$214	$381	$428
Sales and marketing	182	182	364	364
Total amortization expense of acquired intangible assets	$372	$396	$745	$792

(3) Includes acquisition-related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$351	$352	$702	$699
Sales and marketing	—	114	—	228
General and administrative	361	—	361	—
Total acquisition-related costs	$712	$466	$1,063	$927

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription—self-managed and SaaS	93%	91%	92%	92%
License—self-managed	7	9	8	8
Total subscription revenue	100	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	18	17	18	18
License—self-managed	1	1	1	1
Total cost of revenue—subscription	19	18	19	19
Gross profit	81	82	81	81
Operating expenses:
Research and development	34	27	32	28
Sales and marketing	45	38	45	40
General and administrative	31	13	31	14
Total operating expenses	110	78	108	82
Operating income (loss)	(29)	4	(27)	(1)
Interest and other income, net	—	1	1	2
Income (loss) before income taxes	(29)	5	(26)	1
Income tax expense (benefit)	(2)	—	(4)	2
Net income (loss)	(27)%	5%	(22)%	(1)%

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Subscription—self-managed and SaaS	$45,312	$33,161	$12,151	37%
License—self-managed	3,345	3,270	75	2
Total subscription revenue	$48,657	$36,431	$12,226	34%

Total subscription revenue increased $12.2 million, or 34%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Approximately $9.9 million of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Subscription—self-managed and SaaS	$8,881	$6,475	$2,406	37%
License—self-managed	190	214	(24)	(11)
Total cost of revenue—subscription	$9,071	$6,689	$2,382	36%
Gross margin	81%	82%

Total cost of revenue increased $2.4 million, or 36%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily attributable to an increase of $1.4 million in personnel-related expenses mainly as a result of increased headcount and an increase of $0.6 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Our gross margin was relatively consistent in the periods presented.

Operating Expenses

Research and Development

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Research and development	$16,688	$9,776	$6,912	71%

Research and development expense increased $6.9 million, or 71%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily attributable to an increase of $3.8 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.8 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Sales and Marketing

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$22,026	$13,882	$8,144	59%

Sales and marketing expense increased $8.1 million, or 59%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily attributable to an increase of $2.8 million in personnel-related expenses mainly as a result of increased headcount, an increase of $2.4 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $1.2 million in hosting costs primarily related to our freemium offerings and trials, and an increase of $0.9 million in marketing program costs.

General and Administrative

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
General and administrative	$15,103	$4,746	$10,357	218%

General and administrative expense increased $10.4 million, or 218%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily attributable to an increase of $6.5 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $1.1 million in professional fees for legal, accounting, and other consulting services, an increase of $1.1 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.0 million in officer and director insurance premium.

Share-based Compensation Expense

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Cost of revenue: subscription–self-managed and SaaS	$824	$199	$625	314%
Research and development	2,680	930	1,750	188
Sales and marketing	3,522	1,097	2,425	221
General and administrative	7,078	557	6,521	1,171
Total share-based compensation expense	$14,104	$2,783	$11,321	407%

Share-based compensation expenses increased $11.3 million, or 407%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to $5.1 million share-based compensation expense related to RSU granted to CEO in August 2020 and a $6.2 million share-based compensation expense increase related to grants to new and existing employees.

Interest and Other Income, Net

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Interest and other income, net	$346	$574	$(228)	(40)%

Interest and other income, net decreased $0.2 million, or 40%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to lower interest income on deposits and marketable investments as a result of lower interest rates during the period.

Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Income tax expense (benefit)	$(736)	$213	$(949)	(446)%
Effective income tax rate	5%	11%

We recorded income tax benefit of $0.7 million and income tax expense of $0.2 million for the three months ended June 30, 2021 and 2020, respectively. This change was primarily due to $0.9 million income tax benefit in the U.S. Our effective tax rate was 5% and 11% for the three months ended June 30, 2021 and 2020, respectively.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Subscription—self-managed and SaaS	$86,650	$63,458	$23,192	37%
License—self-managed	7,094	5,794	1,300	22
Total subscription revenue	$93,744	$69,252	$24,492	35%

Total subscription revenue increased $24.5 million, or 35%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Approximately $20.6 million of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Subscription—self-managed and SaaS	$17,117	$12,665	$4,452	35%
License—self-managed	381	428	(47)	(11)
Total cost of revenue—subscription	$17,498	$13,093	$4,405	34%
Gross margin	81%	81%

Total cost of revenue increased $4.4 million, or 34%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily attributable to an increase of $2.4 million in personnel-related expenses mainly as a result of increased headcount and an increase of $1.2 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Our gross margin remained unchanged for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Operating Expenses

Research and Development

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Research and development	$30,524	$19,071	$11,453	60%

Research and development expense increased $11.5 million, or 60%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily attributable to an increase of $6.9 million in personnel-related expenses mainly as a result of increased headcount and an increase of $2.8 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Sales and Marketing

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$41,791	$27,905	$13,886	50%

Sales and marketing expense increased $13.9 million, or 50%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily attributable to an increase of $5.5 million in personnel-related expenses mainly as a result of increased headcount, an increase of $4.5 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $2.3 million in hosting costs primarily related to our freemium offerings and trials.

General and Administrative

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
General and administrative	$28,774	$9,944	$18,830	189%

General and administrative expense increased $18.8 million, or 189%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily attributable to an increase of $12.6 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $2.0 million in officer and director insurance premium, an increase of $2.0 million in professional fees for legal, accounting, and other consulting services, and an increase of $1.8 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Cost of revenue: subscription–self-managed and SaaS	$1,586	$339	$1,247	368%
Research and development	4,509	1,696	2,813	166
Sales and marketing	6,245	1,770	4,475	253
General and administrative	13,514	934	12,580	1,347
Total share-based compensation expense	$25,854	$4,739	$21,115	446%

Share-based compensation expenses increased $21.1 million, or 446%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to $10.3 million share-based compensation expense related to RSUs granted to CEO in August 2020 and a $10.8 million share-based compensation expense increase related to grants to new and existing employees.

Interest and Other Income, Net

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Interest and other income, net	$706	$1,138	$(432)	(38)%

Interest and other income, net decreased $0.4 million, or 38%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower interest income on deposits and marketable investments as a result of lower interest rates during the period.

Income Tax Expense (Benefit)

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Income tax expense (benefit)	$(3,093)	$803	$(3,896)	(485)%
Effective income tax rate	13%	213%

We recorded income tax benefit of $3.1 million and income tax expense of $0.8 million for the six months ended June 30, 2021 and 2020, respectively. This change was primarily due to $3.3 million income tax benefit in the U.S. Our effective tax rate was 13% and 213% for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and various business and asset acquisitions.

As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $615.2 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months, including our acquisitions. Upon the closing of Vdoo on July 19, 2021, we paid an aggregate of $199.8 million cash, net of cash acquired, pursuant to the share purchase agreement, including purchase consideration and certain post-acquisition costs.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$27,984	$5,864
Net cash provided by (used in) investing activities	$71,866	$(18,486)
Net cash used in financing activities	$(5,101)	$(1,568)

Operating Activities

Net cash provided by operating activities of $28.0 million for six months ended June 30, 2021 was primarily related to our net loss of $21.0 million adjusted by non-cash charges including share-based compensation expense of $25.9 million, and an increase of $16.3 million in deferred revenue, and an increase of accrued expense and other liabilities of $4.7 million. The increases in deferred revenue were driven by higher sales. The increase of accrued expense and other liabilities was primarily due to an increase in accrued compensation and benefits as a result of increased headcount and withholdings of employee stock purchase plan contribution commencing in March 2021.

Net cash provided by operating activities of $5.9 million for the six months ended June 30, 2020 was primarily related to our net loss of $0.4 million adjusted by non-cash charges including share-based compensation expense of $4.7 million and an increase in accrued expense and other liabilities of $2.2 million, primarily due to an increase in accrued compensation and benefits as a result of increased headcount. The cash inflow was partially offset by an increase in accounts receivable of $2.4 million due to timing of collection.

Investing Activities

Net cash provided by investing activities of $71.9 million for the six months ended June 30, 2021 was primarily due to net proceeds from sales and maturities of short-term investments of $74.7 million, partially offset by capital expenditure of $2.3 million.

Net cash used in investing activities of $18.5 million for the six months ended June 30, 2020 was the result of net purchases of short-term investments of $17.0 million and capital expenditures of $1.5 million.

Financing Activities

Net cash used in financing activities of $5.1 million for the six months ended June 30, 2021 was related to net payments of $8.7 million to tax authorities associated with our employee equity transactions, partially offset by proceeds from exercise of share options of $3.6 million.

Net cash used in financing activities of $1.6 million for the six months ended June 30, 2020 was related to payments of deferred offering costs of $2.5 million, partially offset by proceeds from exercise of share options of $0.9 million.

Commitments and Contractual Obligations

There were no material changes to our commitments and contractual obligations during the six months ended June 30, 2021 from the commitments and contractual obligations disclosed in our Annual Report. Refer to Note 9 and Note 10 to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for further details.

Off-Balance Sheet Arrangements

Through June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the six months ended June 30, 2021.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three and six months ended June 30, 2021.

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

As of June 30, 2021, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of June 30, 2021.

Interest Rate Risk

As of June 30, 2021, we had cash and cash equivalents of $259.2 million, and short-term investments of $356.0 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2021.

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

As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business. For example, in July 2021 we acquired 100% of the shares of Vdoo Connected Trust Ltd. (“Vdoo”), a privately held security company. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully.

 The acquisition of Vdoo is our most significant acquisition to date. Based on our limited experience in acquiring other businesses and associated technology there can be no assurance that we will be able to successfully integrate acquired personnel, operations and technologies, nor effectively manage the combined business. Our efforts to integrate Vdoo’s business into ours may divert the attention of our management team and cause us to incur various costs that we have not yet identified. If Vdoo’s security platform and technology fail to meet our expectations, our operating results, business and financial condition may suffer.

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

Various United States (“U.S.”) privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act, and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, loss of trust by our users, and a material and adverse impact on our reputation and business.

In June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA, among other things, provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required us to modify our data practices and policies and to incur certain costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the recent Virginia Consumer Data Protection Act, enacted March 2021 and takes effect January 2023, and the Colorado Privacy Act, enacted June 2021. These new state laws could increase our potential liability and adversely affect our business.

With respect to cybersecurity in the U.S., we are closely monitoring the development of rules and guidance pursuant to various executive orders that may apply to us, including pursuant to Executive Order 14028 for “EO-critical software,” for example. These developing rules and guidance may increase our compliance costs and delay customer contract execution.

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

Among other requirements, the GDPR regulates transfers of personal data outside of the European Economic Area, or EEA, to third countries that have not been found to provide adequate protection to such personal data, including the U.S. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon the SCCs. The “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, invalidated the EU-U.S. Privacy Shield Framework as a mechanism to transfer personal data from the EEA to the U.S. In the same decision, the CJEU confirmed the validity of the SCCs, but advised that the SCCs must be considered on a case-by-case basis, in conjunction with an assessment as to whether national security laws conflict with the guarantees provided by the data importer under the SCCs. The European Commission has issued new SCCs that account for the CJEU’s “Schrems II” decision. Although we believe we continue to satisfy regulatory requirements through our use of SCCs, these latest developments represent a milestone in the regulation of cross-border data transfers, and require major changes to our data transfer policy, including the need to conduct legal, technical, and security assessments for each data transfer from the EEA to a country outside of the EEA. This means that we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also anticipate being required to engage in new contract negotiations with third parties that aid in processing data on our behalf, and entering into the new SCCs. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents.

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

Further on January 31, 2020, the United Kingdom (“U.K.”) left the EU (commonly referred to as “Brexit”). The U.K. enacted legislation substantially implementing the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of U.K. data protection regulation remain, however, unclear in the medium to longer term. The European Commission and the U.K. government announced a EU-U.K. Trade Cooperation Agreement on December 24, 2020, and on June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty, and may be subject to modification or revocation in the future, with the U.K. potentially being considered a “third country” under the GDPR, with personal data transfers needing to be made subject to GDPR-compliant safeguards (for example, the Standard Contractual Clauses). With uncertainty remaining over the interpretation and application of data protection law in the U.K., we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.

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

Although our products do not involve the processing of large amounts of personal data, our platform and products support customers’ software, which may involve the processing of large amounts of personal data and sensitive and proprietary information. Recent data security incidents affecting widely trusted data security architecture (such as the incident affecting SolarWinds Orion, the incident involving Accellion FTA, the incident affecting Microsoft Exchange, and the incident affecting Kaseya VSA – none of which have directly affected us) may increase customer expectations regarding the security, testing, and compliance documentation of our platform and products for secure software development operations, management, automation and releases. In addition, these or other incidents may trigger new laws and regulations that increase our compliance burdens, add reporting obligations, or otherwise increase costs for oversight and monitoring of our platform, products, and supply chain.

We do collect and store certain sensitive and proprietary information, and to a lesser degree, personal data and personal information, in the operation of our business. This information includes trade secrets, intellectual property, employee data, and other confidential data. We have taken measures to protect our own proprietary and confidential information, as well as the personal data and proprietary and confidential information that we otherwise obtain, including from our customers. We also engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers have been and, in the future may be, the targets of cyberattacks, malicious software, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information.

We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. From time to time, we do identify product vulnerabilities, including through our bug bounty program. We have policies and procedures in place to swiftly characterize the potential impact of such vulnerabilities, develop appropriate patching and/or fix mitigation for our customers, and publish such information on our website and/or through release notes. We also maintain policies and procedures and utilize certain technology related to vulnerability scanning and management of our internal corporate systems and networks, which are timely communicated to leadership based on risk and in accordance with these policies and procedures.

Security breaches and other security incidents that affect us may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. In the future, we also may experience security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, viruses or similar breaches or disruptions.

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

A security breach could result in reputational damage, litigation, regulatory investigations and orders, loss of business, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees and other monetary payments for remediation, including in connection with costly and burdensome breach notification requirements. Any belief by customers or others that a security breach or other incident has affected us or any of our vendors or service providers, even if a security breach or other incident has not affected us or any of our vendors or service providers or has not actually occurred, could have any or all of the foregoing impacts on us, including damage to our reputation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. In the event of any such breach or incident, we could be required to expend significant capital and other resources to address our or our third-party provider’s incident and any future data security incident or breach. Considering the SolarWinds Orion incident and the Kaseya VSA incident, if our products were compromised in a way that offered a means of malicious access or delivery of ransomware or other malicious software to our customers, the impact of such an incident would likely be significant.

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

General Risk Factors

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile. We will lose our “emerging growth company” status on the last day of our fiscal year ending December 31, 2021.

The global coronavirus outbreak could continue to harm our business and results of operations.

 In December 2019, a novel coronavirus disease (“COVID-19”) was reported in China, in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease outbreak spread across the globe and continues to impact worldwide economic activity and financial markets. In March 2020 we took precautionary measures intended to minimize the risk of the virus to our employees, our customers, our partners and the communities in which we operate, which included the temporary closure of all of our offices, and remote working capabilities for our entire work force. Since the second quarter of 2020, we intermittently reopened our offices in Israel. In the second half of 2020, we reopened our offices in India, the U.S. and France to partial capacity, as permitted by local governmental restrictions. In April 2021, we fully reopened our offices in Israel and in June 2021, we partially reopened our offices in the U.S. The impact, if any, of these and any additional operational changes we may implement are uncertain. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce was not trained to be fully remote. Our employees historically have travelled frequently to establish and maintain relationships with one another, as well as our customers, partners, and investors. COVID-19 related travel restrictions have eased in many locations pursuant to Centers for Disease Control and Prevention guidelines and other governmental and local regulations; however, it is unclear when or if our employees will be able to return to pre-pandemic levels of travel, which may impact our ability to establish and maintain relationships with our customers, partners and investors for the foreseeable future. Further, new variants of the coronavirus may result in increased travel and other restrictions in the future, which will likely have an adverse impact on our business. As a result of COVID-19 we have experienced and expect to continue to experience an increase in the average length of sales cycles to onboard new customers, delays in new projects, and requests by some customers for extension of payment obligations, all of which adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1#	Share Purchase Agreement by and between the Registrant and Vdoo Connected Trust Ltd., dated June 29, 2021.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.

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

Date:	August 6, 2021	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	By:		/s/ Jacob Shulman
			Name:	Jacob Shulman
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)