Form 10-Q
period 2021-09-30
JFrog Ltd
filed 2021-11-05
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 96,390,794 ordinary shares, NIS 0.01 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$84,607	$164,461
Short-term investments	317,776	433,595
Accounts receivable, net	43,845	37,048
Deferred contract acquisition costs	4,491	3,247
Prepaid expenses and other current assets	19,031	14,210
Total current assets	469,750	652,561
Property and equipment, net	6,421	4,963
Deferred contract acquisition costs, noncurrent	7,550	4,949
Operating lease right-of-use assets	27,421	—
Intangible assets, net	50,835	4,047
Goodwill	247,776	17,320
Other assets, noncurrent	19,926	5,391
Total assets	$829,679	$689,231
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,705	$9,911
Accrued expenses and other current liabilities	19,638	21,039
Operating lease liabilities	6,917	—
Deferred revenue	110,905	91,750
Total current liabilities	147,165	122,700
Deferred revenue, noncurrent	16,013	11,087
Operating lease liabilities, noncurrent	21,118	—
Other liabilities, noncurrent	1,140	1,550
Total liabilities	185,436	135,337
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 96,205,496 and 92,112,447 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	269	257
Additional paid-in capital	760,378	628,054
Accumulated other comprehensive income (loss)	(107)	372
Accumulated deficit	(116,297)	(74,789)
Total shareholders’ equity	644,243	553,894
Total liabilities and shareholders’ equity	$829,679	$689,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription—self-managed and SaaS	$49,248	$35,714	$135,898	$99,172
License—self-managed	4,455	3,172	11,549	8,966
Total subscription revenue	53,703	38,886	147,447	108,138
Cost of revenue:
Subscription—self-managed and SaaS	11,262	7,047	28,379	19,712
License—self-managed	199	214	580	642
Total cost of revenue—subscription	11,461	7,261	28,959	20,354
Gross profit	42,242	31,625	118,488	87,784
Operating expenses:
Research and development	23,142	10,381	53,666	29,452
Sales and marketing	24,321	14,839	66,112	42,744
General and administrative	15,695	11,804	44,469	21,748
Total operating expenses	63,158	37,024	164,247	93,944
Operating loss	(20,916)	(5,399)	(45,759)	(6,160)
Interest and other income, net	20	384	726	1,522
Loss before income taxes	(20,896)	(5,015)	(45,033)	(4,638)
Income tax expense (benefit)	(432)	250	(3,525)	1,053
Net loss	$(20,464)	$(5,265)	$(41,508)	$(5,691)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.21)	$(0.14)	$(0.44)	$(0.18)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	95,707,062	37,515,828	94,028,537	31,359,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(20,464)	$(5,265)	$(41,508)	$(5,691)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	(75)	(218)	(39)	77
Unrealized gain (loss) on derivative instruments, net	(41)	(232)	(440)	227
Other comprehensive income (loss)	(116)	(450)	(479)	304
Comprehensive loss	$(20,580)	$(5,715)	$(41,987)	$(5,387)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2021
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2021	93,988,276	$262	$657,509	$9	$(95,833)	$561,947
Issuance of ordinary shares upon exercise of share options	216,120	1	1,153	—	—	1,154
Issuance of ordinary shares upon release of restricted share units	33,373	(*)	(*)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	94,638	(*)	3,092	—	—	3,092
Issuance of ordinary shares related to business combinations	1,873,089	6	81,767	—	—	81,773
Share-based compensation expense	—	—	16,857	—	—	16,857
Other comprehensive loss, net of tax	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	(20,464)	(20,464)
Balance as of September 30, 2021	96,205,496	$269	$760,378	$(107)	$(116,297)	$644,243

	Three Months Ended September 30, 2020
	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of June 30, 2020	52,063,647	$175,844	28,473,128	$81	$37,479	$789	$(65,810)	$(27,461)
Conversion of convertible preferred shares to ordinary shares upon initial public offering	(52,063,647)	(175,844)	52,063,647	142	175,702	—	—	175,844
Issuance of ordinary shares upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,735,232	29	393,204	—	—	393,233
Issuance of ordinary shares upon exercise of share options	—	—	675,840	2	815	—	—	817
Issuance of ordinary shares upon release of restricted share units	—	—	138,400	(*)	(*)	—	—	—
Issuance of ordinary shares related to business combination	—	—	49,823	(*)	(*)	—	—	—
Share-based compensation expense	—	—	—	—	9,660	—	—	9,660
Other comprehensive loss, net of tax	—	—	—	—	—	(450)	—	(450)
Net loss	—	—	—	—	—	—	(5,265)	(5,265)
Balance as of September 30, 2020	—	$—	91,136,070	$254	$616,860	$339	$(71,075)	$546,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2021
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance as of December 31, 2020	92,112,447	$257	$628,054	$372	$(74,789)	$553,894
Issuance of ordinary shares upon exercise of share options	2,042,126	6	4,754	—	—	4,760
Issuance of ordinary shares upon release of restricted share units	33,373	(*)	(*)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	94,638	(*)	3,092	—	—	3,092
Issuance of ordinary shares related to business combination	1,922,912	6	81,767	—	—	81,773
Share-based compensation expense	—	—	42,711	—	—	42,711
Other comprehensive loss, net of tax	—	—	—	(479)	—	(479)
Net loss	—	—	—	—	(41,508)	(41,508)
Balance as of September 30, 2021	96,205,496	$269	$760,378	$(107)	$(116,297)	$644,243

	Nine Months Ended September 30, 2020
	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2019	52,063,647	$175,844	27,930,741	$80	$31,835	$35	$(65,384)	$(33,434)
Conversion of convertible preferred shares to ordinary shares upon initial public offering	(52,063,647)	(175,844)	52,063,647	142	175,702	—	—	175,844
Issuance of ordinary shares upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,735,232	29	393,204	—	—	393,233
Issuance of ordinary shares upon exercise of share options	—	—	1,115,535	3	1,720	—	—	1,723
Issuance of ordinary shares upon release of restricted share units			138,400	(*)	(*)	—	—	—
Issuance of ordinary shares related to business combination	—	—	152,515	(*)	(*)	—	—	—
Share-based compensation expense	—	—	—	—	14,399	—	—	14,399
Other comprehensive income, net of tax	—	—	—	—	—	304	—	304
Net loss	—	—	—	—	—	—	(5,691)	(5,691)
Balance as of September 30, 2020	—	$—	91,136,070	$254	$616,860	$339	$(71,075)	$546,378

(*) Amount less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(41,508)	$(5,691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,140	2,683
Share-based compensation expense	42,711	14,399
Non-cash operating lease expense	4,298	—
Net amortization of premium or discount on investments	4,482	1,012
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(6,172)	(807)
Prepaid expenses and other assets	(18,684)	(4,285)
Deferred contract acquisition costs	(3,845)	(994)
Accounts payable	(679)	2,273
Accrued expenses and other liabilities	5,663	4,063
Operating lease liabilities	(3,935)	—
Deferred revenue	22,770	3,989
Net cash provided by operating activities	10,241	16,642
Cash flows from investing activities:
Purchases of short-term investments	(170,674)	(235,773)
Maturities and sales of short-term investments	281,973	108,421
Purchases of property and equipment	(3,190)	(2,611)
Payments for business combinations, net of cash acquired	(195,752)	—
Prepayment for purchase of intangible asset	(600)	—
Net cash used in investing activities	(88,243)	(129,963)
Cash flows from financing activities:
Proceeds from initial public offerings, net of underwriting discounts and commissions and other issuance costs	—	395,211
Proceeds from exercise of share options	4,760	1,723
Proceeds from employee share purchase plan	3,092	—
Payments to tax authorities from employee equity transactions, net	(8,946)	—
Net cash provided by (used in) financing activities	(1,094)	396,934
Net increase (decrease) in cash, cash equivalents, and restricted cash	(79,096)	283,613
Cash, cash equivalents, and restricted cash—beginning of period	164,739	40,943
Cash, cash equivalents, and restricted cash—end of period	$85,643	$324,556
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$84,607	$324,288
Restricted cash included in prepaid expenses and other current assets	787	14
Restricted cash included in other assets, noncurrent	249	254
Total cash, cash equivalents, and restricted cash	$85,643	$324,556

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and the Company’s consolidated results of operations and convertible preferred shares and shareholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies during the nine months ended September 30, 2021, except as noted in the section titled “Recently Adopted Accounting Pronouncements” below.

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

The Company adopted the guidance on January 1, 2021 using a modified retrospective transition approach. It applied Topic 842 to all leases as of January 1, 2021 without adjusting the comparative periods presented. The Company elected certain practical expedients permitted under the transition guidance within the new guidance and carried forward the historical accounting relating to lease identification and classification, remaining lease terms, and initial direct costs. Upon adoption, the Company recognized operating lease ROU assets of $21.9 million and operating lease liabilities of $22.1 million. Operating lease ROU assets included adjustments for prepayments and accrued lease payments. The adoption of Topic 842 did not have a material impact to the Company’s results of operations or cash flows. See Note 10, Leases, for further information.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company does not expect the adoption of this new standard will have a material effect on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. These exceptions include the exception to the incremental approach for intra-period tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance will be effective for the Company beginning January 1, 2022, and interim periods in fiscal years beginning January 1, 2023. Early adoption is permitted. The Company does not expect the adoption of this new standard will have a material effect on its condensed consolidated financial statements.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$40,591	76%	$30,161	78%	$112,604	76%	$85,269	79%
Subscription	36,136	68	26,989	70	101,055	68	76,303	71
License	4,455	8	3,172	8	11,549	8	8,966	8
SaaS	13,112	24	8,725	22	34,843	24	22,869	21
Total subscription revenue	$53,703	100%	$38,886	100%	$147,447	100%	$108,138	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$33,769	63%	$24,924	64%	$92,453	63%	$69,429	64%
Israel	1,049	2	726	2	3,107	2	2,020	2
Rest of world	18,885	35	13,236	34	51,887	35	36,689	34
Total subscription revenue	$53,703	100%	$38,886	100%	$147,447	100%	$108,138	100%

Contract Balances

Of the $119.2 million and $82.9 million of deferred revenue recorded as of June 30, 2021 and 2020, respectively, the Company recognized $38.6 million and $28.4 million as revenue during the three months ended September 30, 2021 and 2020, respectively. Of the $102.8 million and $82.3 million of deferred revenue recorded as of December 31, 2020 and 2019, respectively, the Company recognized $74.7 million and $64.1 million as revenue during the nine months ended September 30, 2021 and 2020, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $139.7 million, which consists of billed considerations of $126.9 million and unbilled considerations of $12.8 million, that the Company expects to recognize as revenue. As of September 30, 2021, the Company expects to recognize 82% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

The following table represents a rollforward of deferred contract acquisition costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Beginning balance	$10,476	$6,434	$8,196	$5,989
Additions to deferred contract acquisition costs	2,749	1,303	7,113	3,088
Amortization of deferred contract acquisition costs	(1,184)	(754)	(3,268)	(2,094)
Ending balance	$12,041	$6,983	$12,041	$6,983
Deferred contract acquisition costs (to be recognized in next 12 months)	$4,491	$2,864	$4,491	$2,864
Deferred contract acquisition costs, noncurrent	7,550	4,119	7,550	4,119
Total deferred contract acquisition costs	$12,041	$6,983	$12,041	$6,983

4. Short-Term Investments

Short-term investments consisted of the following:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$83,605	$—	$—	$83,605
Certificates of deposit	252	—	—	252
Commercial paper	46,832	3	(9)	46,826
Corporate debt securities	108,566	2	(79)	108,489
Municipal securities	53,873	1	(20)	53,854
Government and agency debt	24,756	1	(7)	24,750
Marketable securities	234,279	7	(115)	234,171
Total short-term investments	$317,884	$7	$(115)	$317,776

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$133,386	$—	$—	$133,386
Certificates of deposit	10,802	20	(1)	10,821
Commercial paper	34,150	3	(2)	34,151
Corporate debt securities	128,694	11	(82)	128,623
Municipal securities	54,238	7	(12)	54,233
Government and agency debt	72,394	5	(18)	72,381
Marketable securities	300,278	46	(115)	300,209
Total short-term investments	$433,664	$46	$(115)	$433,595

Based on the available evidence, the Company concluded that the gross unrealized losses on the marketable securities as of September 30, 2021 and December 31, 2020 are temporary in nature. See Note 13, Accumulated Other Comprehensive Income, for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented. As of September 30, 2021, the contractual maturities of the Company’s marketable securities were all less than one year.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2021
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$38,951	$38,951	$—
Government and agency debt	1,000	—	1,000
Cash equivalents	39,951	38,951	1,000
Bank deposits	83,605	—	83,605
Certificates of deposit	252	—	252
Commercial paper	46,826	—	46,826
Corporate debt securities	108,489	—	108,489
Municipal securities	53,854	—	53,854
Government and agency debt	24,750	—	24,750
Short-term investments	317,776	—	317,776
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	105	—	105
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	18	—	18
Restricted bank deposits included in prepaid expenses and other current assets	787	—	787
Restricted bank deposits included in other assets, noncurrent	249	—	249
Total financial assets	$358,886	$38,951	$319,935
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$103	$—	$103
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	4	—	4
Total financial liabilities	$107	$—	$107

	December 31, 2020
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$111,080	$111,080	$—
Certificates of deposit	274	—	274
Cash equivalents	111,354	111,080	274
Bank deposits	133,386	—	133,386
Certificates of deposit	10,821	—	10,821
Commercial paper	34,151	—	34,151
Corporate debt securities	128,623	—	128,623
Municipal securities	54,233	—	54,233
Government and agency debt	72,381	—	72,381
Short-term investments	433,595	—	433,595
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	468	—	468
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	2	—	2
Restricted bank deposits included in prepaid expenses and other current assets	14	—	14
Restricted bank deposits included in other assets, noncurrent	264	—	264
Total financial assets	$545,697	$111,080	$434,617
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$16	$—	$16
Total financial liabilities	$16	$—	$16

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of September 30, 2021 and December 31, 2020, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$22,190	$10,264
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	3,468	1,230
Total derivative instruments	$25,658	$11,494

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

The effect of foreign currency contracts on the condensed consolidated statements of operations during the periods presented were as follows:

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$12	$31	$33	$28	$—	$—	$—	$—
Research and development	80	199	212	179	—	—	—	—
Sales and marketing	19	71	59	64	—	—	—	—
General and administrative	28	76	75	68	—	—	—	—
Interest and other income, net	—	—	8	—	75	5	144	115
Total gains recognized in earnings	$139	$377	$387	$339	$75	$5	$144	$115

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 13, Accumulated Other Comprehensive Income, for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred gains in AOCI as of September 30, 2021 are expected to be recognized as operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Computer and software	$5,958	$4,079
Furniture and office equipment	2,100	1,495
Leasehold improvements	4,782	3,761
Property and equipment, gross	12,840	9,335
Less: accumulated depreciation and amortization	(6,419)	(4,372)
Property and equipment, net	$6,421	$4,963

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation and benefits	$14,453	$8,799
Withholding tax from employee equity transactions to be remitted to tax authorities	240	9,186
Accrued expenses	4,945	3,054
Accrued expenses and other current liabilities	$19,638	$21,039

8. Business Combinations

Vdoo Connected Trust Ltd.

On July 19, 2021, the Company acquired 100% of the share capital of Vdoo Connected Trust Ltd. (“Vdoo”), a privately-held company in Israel, which provides a product security platform for automating all software security tasks throughout the entire product lifecycle. The acquisition accelerates the Company’s security technology expansion, aiming to deliver a holistic security solution as part of its Platform.

The total purchase consideration transferred for the Vdoo acquisition was $299.3 million, subject to working capital adjustments, comprised of $217.5 million in cash and $81.8 million for the fair value of 1,823,266 shares of the Company’s ordinary shares issued. In addition to the purchase consideration and pursuant to holdback agreements with certain Vdoo employees, the Company transferred $13.2 million in cash and committed to issue 110,932 shares of the Company’s ordinary shares, which is expected to be released to these employees in one to two years from the acquisition date, subject to their continued service. The Company also agreed to pay up to a $10.0 million retention bonus to Vdoo continuing employees in three annual installments following the acquisition date. The payouts or vesting of the holdback and the retention considerations are subject to continued employment, and therefore recognized as compensation expense over the requisite service period. In addition, pursuant to the purchase agreement, on July 19, 2021, the Company issued approximately $30.0 million of restricted share units (“RSUs”) to Vdoo employees in accordance with the terms of the Company’s equity incentive plan, which is expected to vest and be expensed over an approximately 4-year service period.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed:

July 19, 2021
(in thousands)
Cash and cash equivalent	$31,240
Other current assets	943
Intangible assets	45,500
Goodwill	224,673
Other noncurrent assets	2,692
Total assets acquired	305,048
Current liabilities	4,272
Noncurrent liabilities	1,501
Total liabilities assumed	5,773
Total purchase consideration	$299,275

Goodwill is primarily attributable to expected synergies arising from technology integration and expanded product availability to the Company’s existing and new customers. Goodwill is not deductible for income tax purpose. The following table presents components of the identified intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed technology	$41,300	5.0
Customer relationships	4,200	6.0
Total intangible assets acquired	$45,500

The results of operations of Vdoo have been included in the condensed consolidated financial statements since the date of the acquisition. Additionally, the Company incurred transaction costs $0.3 million and $0.7 million during the three and nine months ended September 30, 2021, which were included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

The following unaudited pro forma information presents the combined results of operations of the Company and Vdoo as if the acquisition of Vdoo had been completed on January 1, 2020. The unaudited pro forma results include adjustments primarily related to amortization of the acquired intangible assets, recognition of cash and share-based compensation associated with RSU grants, retention and holdback arrangements, as referenced above, as of the earliest period presented.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred from integrating Vdoo. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition of Vdoo had occurred at the beginning of 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$53,795	$39,293	$148,588	$109,096
Net loss	$22,895	$15,699	$67,244	$36,008

Upswift Ltd.

In August 2021, we completed the acquisition of Upswift Ltd., a privately-held company providing device management platform for total consideration of $9.5 million, net of cash acquired. Of the purchase consideration, $4.3 million was attributed to identified intangible assets, $5.8 million to goodwill, and $0.6 million to net liabilities assumed.

9. Goodwill and Intangible Assets, Net

Goodwill

The following table represents the changes to goodwill:

Nine Months Ended September 30, 2021
(in thousands)
Balance as of December 31, 2020	$17,320
Additions from acquisitions	230,456
Balance as of September 30, 2021	$247,776

Intangible Assets, Net

Intangible assets consisted of the following as of September 30, 2021:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(4,417)	$45,930	4.6
Customer relationships	5,541	(661)	4,880	5.4
Other intangible assets	1,586	(1,561)	25	0.1
Total	$57,474	$(6,639)	$50,835

Intangible assets consisted of the following as of December 31, 2020:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$4,856	$(2,064)	$2,792	3.7
Customer relationships	1,200	(367)	833	4.2
Other intangible assets	1,586	(1,164)	422	0.8
Total	$7,642	$(3,595)	$4,047

Amortization expenses for intangible assets were $2.3 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $3.0 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization of developed technology is included in cost of revenue and amortization of customer relationships and other intangible assets are included in sales and marketing expense in the condensed consolidated statements of operations.

The expected future amortization expenses by year related to the intangible assets as of September 30, 2021 are as follows:

September 30, 2021
(in thousands)
Year Ending December 31,
2021 (Remainder)	$2,867
2022	11,365
2023	11,291
2024	10,590
2025	9,110
Thereafter	5,612
Total	$50,835

10. Leases

The Company leases its office facilities under non-cancelable agreements that expire at various dates through August 2026.

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

Components of operating lease expense were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)
Operating lease cost	$1,742	$4,407
Short-term lease cost	29	93
Variable lease cost	90	285
Total operating lease cost	$1,861	$4,785

Rent expense under the previous lease accounting standard was $0.9 million and $3.0 million during the three and nine months ended September 30, 2020, respectively.

Supplementary cash flow information related to operating leases was as follows:

Nine Months Ended September 30, 2021
(in thousands)
Cash paid for operating leases	$4,016
ROU assets obtained in exchange for new operating lease liabilities	$2,653
Adjustment to ROU assets upon modification of existing lease	$4,588

As of September 30, 2021, the weighted-average discount rate is 0.9% and the weighted-average remaining term is 4.1 years. Maturities of the Company’s operating lease liabilities as of September 30, 2021 were as follows:

September 30, 2021
(in thousands)
Year Ending December 31,
2021 (Remainder)	$1,640
2022	7,296
2023	7,038
2024	6,012
2025	4,804
Thereafter	1,755
Total operating lease payments	28,545
Less: imputed interest	(510)
Total operating lease liabilities	$28,035

As of December 31, 2020, the minimum lease payments under operating leases, including payments for leases which had not commenced, were as follows:

December 31, 2020
(in thousands)
Year Ending December 31,
2021	$5,475
2022	5,931
2023	5,429
2024	4,607
2025	3,389
Thereafter	803
Total	$25,634

11. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties for mainly hosting services, as well as software products and services. As of September 30, 2021, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

September 30, 2021
(in thousands)
Year Ending December 31,
2021 (Remainder)	$335
2022	14,013
2023	25,616
2024	18,000
2025	29,658
Total	$87,622

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

12. Shareholders’ Equity and Equity Incentive Plans

Equity Incentive Plans

On January 1, 2021, the number of ordinary shares authorized for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) automatically increased by 5,307,818 shares pursuant to the terms of the 2020 Plan.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2020	13,075,489	$6.50	6.8	$736,478
Granted	30,000	$65.96
Exercised	(2,042,126)	$2.33		$103,916
Forfeited	(487,155)	$15.12
Balance as of September 30, 2021	10,576,208	$7.08	6.2	$280,285
Exercisable as of September 30, 2021	5,616,757	$3.48	4.9	$168,670

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 was $42.00, and $19.26 and $15.46 during the three and nine months ended September 30, 2020, respectively. No share options were granted during the three months ended September 30, 2021. The total intrinsic value of option exercised during the nine months ended September 30, 2020 was $33.1 million.

Restricted Share Units

A summary of RSU activity and related information under the Company's equity incentive plan and a stand-alone RSU award to the Company's Chief Executive Officer in August 2020 is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2020	818,945	$48.38
Granted	3,113,825	$47.85
Vested and released	(33,373)	$59.40
Canceled/forfeited	(268,395)	$57.75
Unvested as of September 30, 2021	3,631,002	$47.13

The total fair value of RSUs, as of their respective release dates, was $1.3 million and $6.1 million during the nine months ended September 30, 2021 and 2020, respectively.

Employee Share Purchase Plan

On January 1, 2021, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 922,570 shares pursuant to the terms of ESPP. 94,638 ordinary shares were purchased during the nine months ended September 30, 2021.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

September 30, 2021
Outstanding share options	10,576,208
Outstanding RSUs	3,631,002
Issuable ordinary shares related to business combinations	160,758
Shares available for future issuance under the 2020 Plan	12,883,849
Shares available for future issuance under ESPP	2,927,932
Total ordinary shares reserved	30,179,749

Share-Based Compensation

The share-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$1,180	$327	$2,766	$666
Research and development	4,547	1,086	9,056	2,782
Sales and marketing	4,307	1,263	10,552	3,033
General and administrative	6,823	6,984	20,337	7,918
Total share-based compensation expense	$16,857	$9,660	$42,711	$14,399

As of September 30, 2021, unrecognized share-based compensation cost related to unvested share-based compensation awards was $183.6 million, which is expected to be recognized over a weighted-average period of 3.4 years.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2020	$(69)	$441	$372
Other comprehensive income (loss) before reclassifications	(35)	(53)	(88)
Net realized gains reclassified from AOCI	(4)	(387)	(391)
Other comprehensive loss	(39)	(440)	(479)
Balance as of September 30, 2021	$(108)	$1	$(107)

	Net Unrealized Gains on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2019	$35	$—	$35
Other comprehensive income before reclassifications	66	566	632
Net realized losses (gains) reclassified from AOCI	11	(339)	(328)
Other comprehensive income	77	227	304
Balance as of September 30, 2020	$112	$227	$339

14. Income Taxes

The Company’s quarterly tax provision, and estimates of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, as well as non-deductible expenses, such as share-based compensation, and changes in its valuation allowance. Income tax expense (benefit) was $(0.4) million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $(3.5) million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. The income tax expense (benefit) for the periods consisted primarily of income taxes related to the U.S. In addition, the income tax benefit during the three and nine months ended September 30, 2021 included a tax benefit of $0.4 million from a partial release of valuation allowance associated with the acquisitions.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during nine months ended September 30, 2021, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

As of September 30, 2021, the Company is under examination of its income tax returns by the Israeli Tax Authorities for the years from 2015 through 2018. The Company does not believe the resolution of the examination will have a material impact on the Company’s consolidated financial statements.

Our gross unrecognized tax benefits were $4.1 million and $2.7 million as of September 30, 2021 and December 31, 2020, respectively. The net increase to our gross unrecognized tax benefit is primarily the result of $1.4 million increase in current year tax positions. As of September 30, 2021, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

15. Net Loss Per Share Attributable to Ordinary Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(20,464)	$(5,265)	$(41,508)	$(5,691)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	95,707,062	37,515,828	94,028,537	31,359,164
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.21)	$(0.14)	$(0.44)	$(0.18)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred shares	—	44,706,827	—	49,593,474
Outstanding share options	10,810,724	14,212,886	11,577,203	13,636,488
Unvested RSUs	3,071,760	208,137	1,994,319	69,886
Share purchase rights under the ESPP	102,202	—	65,603	—
Issuable ordinary shares related to business combination	170,464	180,882	134,141	216,296
Total	14,155,150	59,308,732	13,771,266	63,516,144

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

We generate revenue from the sale of subscriptions to customers. All of our subscription tiers are available for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Due to ease of use, none of our subscriptions require the use of professional services. Revenue from SaaS subscription contributed 24% of our total revenue for the three and nine months ended September 30, 2021, compared to 22% and 21%, respectively, for the corresponding periods in 2020.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on an annual and monthly basis. Revenue from subscriptions that provide our customers with access to multiple products represented approximately 92% of our total revenue for the three and nine months ended September 30, 2021, compared to 87% and 86%, respectively, for the corresponding periods in 2020. Revenue from Enterprise Plus subscription represented approximately 34% and 32% of our total revenue for the three and nine months ended September 30, 2021, respectively, compared to approximately 19% and 17%, respectively, for the corresponding periods in 2020. The growth in revenue from our Enterprise Plus subscription, which was first launched in 2018 for self-managed deployments and during 2020 for SaaS deployment, demonstrates the increased demand for our end-to-end solutions for customers’ entire CSRM workflows.

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

We had $402.4 million of cash, cash equivalents, and short-term investments as of September 30, 2021. We generated revenue of $53.7 million and $38.9 million for the three months ended September 30, 2021 and 2020, respectively, representing 38% growth. We generated revenue of $147.4 million and $108.1 million for the nine months ended September 30, 2021 and 2020, respectively, representing 36% growth. We incurred net loss of $20.5 million and $5.3 million for the three months ended September 30, 2021 and 2020, respectively, and $41.5 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively. We generated operating cash flow of $10.2 million and $16.6 million during the nine months ended September 30, 2021 and 2020, respectively.

Acquisition of Vdoo Connected Trust Ltd.

On July 19, 2021, we acquired 100% of equity interest in Vdoo, a privately-held company in Israel, which provides a product security platform for automating all software security tasks throughout the entire product lifecycle. The acquisition accelerates our security technology expansion, aiming to deliver a holistic security solution as part of our Platform. The operating results for the three and nine months ended September 30, 2021 include the operating results of Vdoo from the date of acquisition.

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

We have experienced slowed growth during the COVID-19 pandemic. We may continue experiencing slowed growth and lower orders from our existing customers for upgrades within our platform. We have experienced and expect to continue to experience longer average length of sales cycles and delays in new projects, both of which have adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial condition will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; the efficacy of COVID-19 vaccines; its impact on the health and welfare of our employees and their families; its impact on our customers and our sales cycles; its impact on customer, industry, or technology-based community events; delays in onboarding new employees; and effects on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the COVID-19 pandemic and other global events may also affect our future performance.

In response to the COVID-19 pandemic, we adopted several measures, including temporarily requiring our entire work force to work remotely and implementing travel restrictions for non-essential business. Since the second quarter of 2020, we intermittently and partially reopened our offices to the extent permitted by local government restrictions. As of October 1, 2021, we fully reopened all of our offices. The impact, if any, of these and any additional operational changes we may implement are uncertain. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of September 30, 2021 and 2020, our net dollar retention rate was 129% and 136%, respectively.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of September 30, 2021, 466 of our customers had ARR of $100,000 or more, increasing from 352 customers as of December 31, 2020. We had 14 customers with ARR of at least $1.0 million as of September 30, 2021, increasing from 10 customers as of December 31, 2020.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$10,241	$16,642
Less: purchases of property and equipment	(3,190)	(2,611)
Free cash flow	$7,051	$14,031
Net cash used in investing activities	$(88,243)	$(129,963)
Net cash provided by (used in) financing activities	$(1,094)	$396,934

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

Cost of Revenue

Subscription—Self-Managed and SaaS

Cost of subscription—self-managed and SaaS revenue primarily consists of expenses related to providing support to our customers and cloud-related costs, such as hosting and managing costs. These costs primarily consist of personnel-related expenses of our services and customer support personnel, share-based compensation expenses, amortization of acquired intangible assets, public cloud infrastructure costs, depreciation of property and equipment, and allocated overhead. We expect our cost of subscription and SaaS revenue to increase in absolute dollars as our subscription and SaaS revenue increases.

License—Self-Managed

Cost of license self-managed revenue consists of amortization of acquired intangible assets.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$49,248	$35,714	$135,898	$99,172
License—self-managed	4,455	3,172	11,549	8,966
Total subscription revenue	53,703	38,886	147,447	108,138
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	11,262	7,047	28,379	19,712
License—self-managed(2)	199	214	580	642
Total cost of revenue—subscription	11,461	7,261	28,959	20,354
Gross profit	42,242	31,625	118,488	87,784
Operating expenses:
Research and development(1)(3)	23,142	10,381	53,666	29,452
Sales and marketing(1)(2)(3)	24,321	14,839	66,112	42,744
General and administrative(1)(3)	15,695	11,804	44,469	21,748
Total operating expenses	63,158	37,024	164,247	93,944
Operating loss	(20,916)	(5,399)	(45,759)	(6,160)
Interest and other income, net	20	384	726	1,522
Loss before income taxes	(20,896)	(5,015)	(45,033)	(4,638)
Income tax expense (benefit)	(432)	250	(3,525)	1,053
Net loss	$(20,464)	$(5,265)	$(41,508)	$(5,691)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$1,180	$327	$2,766	$666
Research and development	4,547	1,086	9,056	2,782
Sales and marketing	4,307	1,263	10,552	3,033
General and administrative	6,823	6,984	20,337	7,918
Total share-based compensation expense	$16,857	$9,660	$42,711	$14,399

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$1,773	$—	$1,773	$—
Cost of revenue: license—self-managed	199	214	580	642
Sales and marketing	327	183	691	547
Total amortization expense of acquired intangible assets	$2,299	$397	$3,044	$1,189

(3) Includes acquisition-related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$3	$—	$3	$—
Research and development	2,305	352	3,007	1,051
Sales and marketing	279	114	279	342
General and administrative	511	—	872	—
Total acquisition-related costs	$3,098	$466	$4,161	$1,393

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription—self-managed and SaaS	92%	92%	92%	92%
License—self-managed	8	8	8	8
Total subscription revenue	100	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	21	18	19	18
License—self-managed	—	1	1	1
Total cost of revenue—subscription	21	19	20	19
Gross profit	79	81	80	81
Operating expenses:
Research and development	43	27	36	27
Sales and marketing	46	38	45	40
General and administrative	29	30	30	20
Total operating expenses	118	95	111	87
Operating loss	(39)	(14)	(31)	(6)
Interest and other income, net	—	1	—	2
Loss before income taxes	(39)	(13)	(31)	(4)
Income tax expense (benefit)	(1)	1	(3)	1
Net loss	(38)%	(14)%	(28)%	(5)%

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Subscription—self-managed and SaaS	$49,248	$35,714	$13,534	38%
License—self-managed	4,455	3,172	1,283	40
Total subscription revenue	$53,703	$38,886	$14,817	38%

Total subscription revenue increased $14.8 million, or 38%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Approximately $12.0 million of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Subscription—self-managed and SaaS	$11,262	$7,047	$4,215	60%
License—self-managed	199	214	(15)	(7)
Total cost of revenue—subscription	$11,461	$7,261	$4,200	58%
Gross margin	79%	81%

Total cost of revenue increased $4.2 million, or 58%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to an increase of $1.8 million in amortization of intangibles mainly as a result of our acquisition of Vdoo in the third quarter of 2021, an increase of $1.4 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $0.9 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin was 79% for the three months ended September 31, 2021, compared to 81% for the three months ended September 30, 2020. The decrease reflects higher amortization expense as discussed above.

Operating Expenses

Research and Development

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Research and development	$23,142	$10,381	$12,761	123%

Research and development expense increased $12.8 million, or 123%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to an increase of $6.1 million in personnel-related expenses mainly as a result of increased headcount, including headcount from our acquisitions, an increase of $3.5 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $2.0 million in compensation expense associated with holdback and retention arrangements as part of our acquisitions.

Sales and Marketing

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$24,321	$14,839	$9,482	64%

Sales and marketing expense increased $9.5 million, or 64%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to an increase of $3.5 million in personnel-related expenses mainly as a result of increased headcount, including headcount from our acquisitions, an increase of $3.0 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $1.0 million in marketing program costs.

General and Administrative

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
General and administrative	$15,695	$11,804	$3,891	33%

General and administrative expense increased $3.9 million, or 33%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to an increase of $1.4 million in personnel-related expenses mainly as a result of increased headcount, an increase of $1.1 million in professional fees for legal, accounting, and other consulting services, and an increase of $0.8 million in officer and director insurance premium due to the insurance policy purchased in September 2020.

Share-based Compensation Expense

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Cost of revenue: subscription–self-managed and SaaS	$1,180	$327	$853	261%
Research and development	4,547	1,086	3,461	319
Sales and marketing	4,307	1,263	3,044	241
General and administrative	6,823	6,984	(161)	(2)
Total share-based compensation expense	$16,857	$9,660	$7,197	75%

Share-based compensation expenses increased $7.2 million, or 75%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, attributable to grants to new and existing employees. As a result of the Vdoo acquisition, we recognized share-based compensation expense of $1.8 million during the three months ended September 30, 2021, primarily in research and development. Share-based compensation expense in general and administrative decreased due to a $2.0 million decrease associated with the RSU granted to CEO in August 2020 which was partially offset by $1.7 million attributable to grants to new and existing employees.

Interest and Other Income, Net

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Interest and other income, net	$20	$384	$(364)	(95)%

Interest and other income, net decreased $0.4 million, or 95%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to lower interest income on deposits and marketable investments as a result of lower interest rates during the period and higher currency translation loss.

Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Income tax expense (benefit)	$(432)	$250	$(682)	(273)%
Effective income tax rate	2%	(5)%

We recorded income tax benefit of $0.4 million and income tax expense of $0.3 million for the three months ended September 30, 2021 and 2020, respectively. This change was primarily due to $0.4 million income tax benefit as a result of partial release of a valuation allowance upon recording a deferred tax liability in connection with the acquisitions. Our effective tax rate was 2% and (5)% for the three months ended September 30, 2021 and 2020, respectively.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Subscription—self-managed and SaaS	$135,898	$99,172	$36,726	37%
License—self-managed	11,549	8,966	2,583	29
Total subscription revenue	$147,447	$108,138	$39,309	36%

Total subscription revenue increased $39.3 million, or 36%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Approximately $33.5 million of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Subscription—self-managed and SaaS	$28,379	$19,712	$8,667	44%
License—self-managed	580	642	(62)	(10)
Total cost of revenue—subscription	$28,959	$20,354	$8,605	42%
Gross margin	80%	81%

Total cost of revenue increased $8.6 million, or 42%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to an increase of $3.7 million in personnel-related expenses mainly as a result of increased headcount, an increase of $2.1 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $1.7 million in amortization of acquired intangibles.

Gross margin was 80% for the nine months ended September 31, 2021, compared to 81% for the nine months ended September 30, 2020. The decrease reflects higher amortization expense as discussed above.

Operating Expenses

Research and Development

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Research and development	$53,666	$29,452	$24,214	82%

Research and development expense increased $24.2 million, or 82%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to an increase of $13.1 million in personnel-related expenses mainly as a result of increased headcount, including headcount from our acquisitions, an increase of $6.3 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $2.0 million in compensation expense associated with holdback and retention arrangements as part of our acquisitions.

Sales and Marketing

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$66,112	$42,744	$23,368	55%

Sales and marketing expense increased $23.4 million, or 55%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to an increase of $9.0 million in personnel-related expenses mainly as a result of increased headcount, including headcount from our acquisitions, an increase of $7.5 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $2.6 million in hosting costs primarily related to our freemium offerings and trials, and an increase of $2.0 million in marketing program costs.

General and Administrative

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
General and administrative	$44,469	$21,748	$22,721	104%

General and administrative expense increased $22.7 million, or 104%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to an increase of $12.4 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $3.2 million in personnel-related expenses mainly as a result of increased headcount, an increase of $3.0 million in professional fees for legal, accounting, and other consulting services, and an increase of $2.8 million in officer and director insurance premium.

Share-based Compensation Expense

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Cost of revenue: subscription–self-managed and SaaS	$2,766	$666	$2,100	315%
Research and development	9,056	2,782	6,274	226
Sales and marketing	10,552	3,033	7,519	248
General and administrative	20,337	7,918	12,419	157
Total share-based compensation expense	$42,711	$14,399	$28,312	197%

Share-based compensation expenses increased $28.3 million, or 197%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to an $8.3 million share-based compensation expense increase related to RSUs granted to CEO in August 2020 and a $20.0 million share-based compensation expense increase related to grants to new and existing employees including the Vdoo acquisition.

Interest and Other Income, Net

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Interest and other income, net	$726	$1,522	$(796)	(52)%

Interest and other income, net decreased $0.8 million, or 52%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower interest income on deposits and marketable investments as a result of lower interest rates during the period.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Income tax expense (benefit)	$(3,525)	$1,053	$(4,578)	(435)%
Effective income tax rate	8%	(23)%

We recorded income tax benefit of $3.5 million and income tax expense of $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. This change was primarily due to $3.5 million income tax benefit in the U.S. Our effective tax rate was 8% and (23)% for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and various business and asset acquisitions.

As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $402.4 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months, including our acquisitions.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$10,241	$16,642
Net cash used in investing activities	$(88,243)	$(129,963)
Net cash provided by (used in) financing activities	$(1,094)	$396,934

Operating Activities

Net cash provided by operating activities of $10.2 million for nine months ended September 30, 2021 was primarily related to our net loss of $41.5 million adjusted for non-cash charges of $56.6 million, including share-based compensation expense of $42.7 million, and net cash outflows of $4.9 million from changes in our operating assets and liabilities, which was primarily due to an increase of prepaid expense and other assets of $18.7 million and an increase of accounts receivable of $6.2 million, partially offset by an increase of $22.8 million in deferred revenue. The increases in deferred revenue and accounts receivable were driven by higher sales. $17.8 million of the increase in prepaid expense and other assets were due to prepayments pursuant to holdback agreements associated with our acquisitions.

Net cash provided by operating activities of $16.6 million for the nine months ended September 30, 2020 was primarily related to our net loss of $5.7 million, adjusted for non-cash charges of $18.1 million and net cash inflows of $4.2 million provided by changes in our operating assets and liabilities. Non-cash charges consisted primarily of share-based compensation of $14.4 million. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to an increase in accounts payable and accrued expenses and other liabilities of $6.3 million, and an increase in deferred revenue of $4.0 million due to increases in sales, partially offset by an increase in prepaid expenses and other assets of $4.3 million.

Investing Activities

Net cash used in investing activities of $88.2 million for the nine months ended September 30, 2021 was primarily due to payments for acquisitions of $195.8 million, net of cash acquired and capital expenditure of $3.2 million, partially offset by net proceeds from sales and maturities of short-term investments of $111.3 million.

Net cash used in investing activities of $130.0 million for the nine months ended September 30, 2020 was the result of net purchases of short-term investments of $127.4 million and capital expenditures of $2.6 million.

Financing Activities

Net cash used in financing activities of $1.1 million for the nine months ended September 30, 2021 was related to net payments of $8.9 million to tax authorities associated with our employee equity transactions, partially offset by proceeds from exercise of share options of $4.8 million and proceeds from employee share purchases under our ESPP of $3.1 million.

Net cash provided by financing activities of $396.9 million for the nine months ended September 30, 2020 was related to net proceeds from our IPO of $395.2 million after deducting underwriting discounts and commissions and other issuance costs, and proceeds from exercise of share options of $1.7 million.

Commitments and Contractual Obligations

There were no material changes to our commitments and contractual obligations during the nine months ended September 30, 2021 from the commitments and contractual obligations disclosed in our Annual Report. Refer to Note 10 and Note 11 to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for further details.

Off-Balance Sheet Arrangements

Through September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. Other than the addition of “Business Combinations” below, there have been no significant changes to these policies and estimates during the nine months ended September 30, 2021.

Business Combinations

We allocate the purchase price of acquired businesses to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Any residual purchase price is recorded as goodwill. We make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three and nine months ended September 30, 2021.

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

As of September 30, 2021, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of September 30, 2021.

Interest Rate Risk

As of September 30, 2021, we had cash and cash equivalents of $84.6 million, and short-term investments of $317.8 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2021.

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

As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business. For example, in July 2021 we acquired 100% of the shares of Vdoo Connected Trust Ltd. (“Vdoo”), a privately held security company, and in August 2021 we acquired Upswift, a cloud-based platform company and creator of connected device management software for developers. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully.

We completed acquisitions of two complementary businesses in the third quarter of this year, with the acquisition of Vdoo being our most significant acquisition to date. Based on our limited experience in acquiring other businesses and associated technology there can be no assurance that we will be able to successfully integrate the acquired personnel, operations and technologies of either company, or effectively manage the combined business. Our efforts to integrate Vdoo’s and Upswift’s businesses into ours may divert the attention of our management team and cause us to incur various costs that we have not yet identified. If Vdoo’s security platform and technology fail to meet our expectations, or we fail to execute on the anticipated integrated technology platform with Upswift, our operating results, business and financial condition may suffer.

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

In December 2019, a novel coronavirus disease (“COVID-19”) was reported in China, in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease outbreak spread across the globe and continues to impact worldwide economic activity and financial markets. In March 2020 we took precautionary measures intended to minimize the risk of the virus to our employees, our customers, our partners and the communities in which we operate, which included the temporary closure of all of our offices, and remote working capabilities for our entire work force. Since the second quarter of 2020, we intermittently reopened our offices in Israel. As of October 1, 2021, we fully reopened all of our offices. The impact, if any, of these and any additional operational changes we may implement are uncertain. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce was not trained to be fully remote. Our employees historically have travelled frequently to establish and maintain relationships with one another, as well as our customers, partners, and investors. While COVID-19 related travel restrictions eased in many locations for a period of time pursuant to Centers for Disease Control and Prevention guidelines and other governmental and local regulations, some of those restrictions have been reinstated due to the increase in COVID-19 cases caused by the Delta variant. Due to the ongoing and uncertain nature of the pandemic caused in part by the Delta variant, it is unclear when or if our employees will be able to return to pre-pandemic levels of travel, which may impact our ability to establish and maintain relationships with our customers, partners and investors for the foreseeable future. Further, an increase in COVID-19 cases caused by the Delta variant and any new variants of the coronavirus may result in increased travel and other restrictions in the future, which will likely have an adverse impact on our business. As a result of COVID-19 we have experienced and expect to continue to experience an increase in the average length of sales cycles to onboard new customers, delays in new projects, and requests by some customers for extension of payment obligations, all of which adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

We have experienced slowed growth during the COVID-19 pandemic. We expect to experience slowed growth and lower orders from our existing customers for upgrades within our platform. We have experienced and expect to continue to experience an increase in the average length of sales cycles and delays in new projects, both of which have adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial condition will depend on certain developments, including: the duration and spread of the outbreak as may be affected by the Delta variant and any subsequent variants of the coronavirus; government responses to the pandemic; the efficacy of COVID-19 vaccines; its impact on the health and welfare of our employees and their families; its impact on our customers and our sales cycles; its impact on customer, industry, or technology-based community events; delays in onboarding new employees; and effects on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the COVID-19 pandemic and other global events may also affect our future performance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

In August 2021, pursuant to acquisition agreement related to our previous acquisition of a privately held company, we issued an aggregate of 49,823 ordinary shares as consideration to individuals and entities who were former service providers and/or shareholders of such company.

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

Date:	November 5, 2021	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2021	By:		/s/ Jacob Shulman
			Name:	Jacob Shulman
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)