Form 10-K
period 2021-12-31
JFrog Ltd
filed 2022-02-11
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39492

__________________________________________________

JFrog Ltd.

(Exact name of registrant as specified in its charter)

__________________________________________________

Israel	98-0680649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

270 E. Caribbean Drive

Sunnyvale, California 94089

(Address of principal executive offices and zip code)

(408) 329-1540

(Registrant’s telephone number, including area code)

__________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, NIS 0.01 par value	FROG	The Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of the Ordinary Shares held by non-affiliates of the registrant, based on the closing price of the shares of Ordinary Shares on June 30, 2021 as reported by the Nasdaq Global Select Market on such date was approximately $2.3 billion. Shares of the registrant's Ordinary Shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose

As of January 31, 2022, the registrant had 97,384,872 Ordinary Shares, NIS 0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

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
•
our expectations about the impact of natural disasters, public health epidemics, such as COVID-19, protests or riots on our business, results of operations and financial condition; and
•
the future trading prices of our ordinary shares.

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

PART I

Item 1. Business

Overview

JFrog’s vision is to power a world of continuously updated, version-less software – we call this Liquid Software.

We provide an end-to-end, hybrid, universal DevOps Platform that powers the software supply chain, enabling organizations to continuously deliver software updates across any system. This platform is the critical bridge between software development and deployment of that software, paving the way for the modern DevOps paradigm. We enable organizations to build and release software faster and more securely while empowering developers to be more efficient. As of December 31, 2021, approximately 6,650 organizations have adopted JFrog’s platform, embarking on their journey towards Liquid Software.

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

While many software development technologies today address aspects of a particular segment of DevOps, JFrog provides the common ground for software developers and IT operators, making it integral to the DevOps workflow. Software as it is written by a developer, in source code, cannot be deployed in a runtime environment. In order for software to run in production, source code is transformed into executable binary files that can be understood by and run on a server or device. Organizations need tools that can turn source code into binary files, store, manage, and secure these binaries, and then create software packages, or combinations of one or more binary files, that can be released and deployed to runtime environments. Our platform is designed to manage and deploy all types of software packages within an organization, making it the system of record for an organization’s software, and is often called the “database of DevOps.”

We had $421.1 million of cash, cash equivalents, and short-term investments as of December 31, 2021. We generated revenue of $206.7 million and $150.8 million for the years ended December 31, 2021 and 2020, respectively, representing a growth rate of 37%. Our net loss was $64.2 million and $9.4 million for the years ended December 31, 2021 and 2020, respectively. We generated operating cash flow of $27.9 million and $29.5 million for the years ended December 31, 2021 and 2020, respectively. Our free cash flow was $23.7 million and $25.9 million for the years ended December 31, 2021 and 2020, respectively.

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

The DevOps workflow spans the lifecycle of software, from the planning, coding, building, and testing of software by developers, to the releasing, deploying, operating, and monitoring of that software by operators. DevOps increasingly includes the process of managing security earlier in the software release cycle, known as DevSecOps, which helps to remove silos and bottlenecks. While many software development technologies today address aspects of a particular segment of DevOps, JFrog provides the common ground for software developers and IT operators, making it integral to the DevOps workflow.

The Importance of Software Packages

Organizations’ need for a continuous, fast, and secure software release cycle has particularly elevated the importance of the core DevOps workflow: building, testing, releasing, and deploying software. This bridge, spanning from the development side to the operations side, is mission critical, yet exceedingly difficult to build and manage at the scale and speed that organizations require.

Software as it is written by a developer, in source code, cannot be deployed in a runtime environment. In order for software to run in production, source code is transformed into executable binary files that can be understood by and run on a server or device. Organizations need tools that can turn source code into binary files, store, manage and secure these binaries, and then create software packages, or combinations of one or more binary files, that can be released and deployed to runtime environments. Our platform is designed to manage and deploy all types of software packages within an organization, making it the system of record for an organization’s software.

In today’s business environment, the volume and variety of software packages that need to be managed and stored by organizations is rapidly growing. Software packages are increasingly created by both humans and machines as software build and release workflows are automated, and can also be imported from external sources, such as open source libraries and repositories. The increasingly large volumes and complexity of packages within organizations’ software development ecosystems require a new, systematic, and automated approach to the management of packages. Code repositories, which store and manage source code, are helpful and important developer tools, but cannot efficiently take software that was written by developers and deploy it in runtime environments because they are not purpose-built to manage and cache binary files. Tracking and managing software at the package level enables organizations to make incremental updates to software, eliminating the need for software versions. Package management allows software release management to be continuous, and capable of handling the volume, variety, and velocity of software required today.

Our Platform

We built the world’s first universal software package repository, JFrog Artifactory, to fundamentally transform the way that the software release cycle is managed. Our package-based approach to releasing software allows software releases to be continuous and software to always be current.

We enable organizations to securely store all package types in a common repository where they can be edited, tracked, and managed. Our unified platform connects all of the software release processes involved in building and releasing software, enabling continuous releases. We empower our customers to shorten their software release cycles and enable the continuous flow of current, up-to-date software from any source to any destination. Our platform is designed to be agnostic to the programming languages, source code repositories, and development technologies that our customers use, and the type of production environments to which they deploy.

Our fully integrated suite of products allows our customers to compile software from source code repositories, manage the dependencies among components within software packages, move these packages to a universal repository, ingest packages from third parties, including open source libraries, scan for vulnerabilities through various stages, distribute to endpoints, and deploy in production, all through a single user access point. This complete process is often referred to as management of the “software supply chain.”

Since our initial launch of JFrog Artifactory, we have consistently innovated and added new products to expand the capabilities of our platform. Today, our platform comprises the full workflow for releasing software.

Products

JFrog Artifactory

At the center of our platform is JFrog Artifactory, the first universal package repository. It allows teams and organizations to store, update, and manage their software packages at any scale. JFrog Artifactory ensures that all software packages being deployed are the most current by automatically caching dependencies between packages and package versions, including from external sources. JFrog Artifactory supports the major software package technologies and can be seamlessly deployed in public clouds on-premise, private cloud, and hybrid environments. As a result, JFrog Artifactory serves as the “single source of truth” for an entire organization’s software packages, ensuring consistency and enabling trust and automation in the software release cycle.

With JFrog Artifactory at its center, our platform is a cohesive, integrated, end-to-end solution comprised of the following additional products that encompass the complete software release cycle:

•
JFrog Pipelines. JFrog Pipelines is our Continuous Integration/Continuous Delivery tool, responsible for automating and orchestrating the movement of software packages through our platform. This includes the creation, compilation, and management of software packages throughout the DevOps workflow. JFrog Pipelines also provides end-to-end visibility and control over the software release cycle, ensuring that various repositories, testing tools, and deployment tools are seamlessly coordinated.
•
JFrog Xray. JFrog Xray continuously scans JFrog Artifactory to secure all software packages stored in it. JFrog Xray is able to break down and understand software packages at a binary level, utilizing the metadata stored in JFrog Artifactory to accurately uncover potential vulnerabilities, policy violations, and compliance issues. This enables more cohesive

DevSecOps processes, allowing organizations to achieve both control and trust earlier in their software release cycles by automating security workflows. JFrog Xray also provides unique security information to customers that is derived from a dedicated security research team that uncovers vulnerabilities in public and private repositories. Xray and expanding security solutions from JFrog, including as a result of the acquisition of Vdoo Connected Trust Ltd. (“Vdoo”) in 2021, further detect environmental security vulnerabilities, such as configuration errors that can unknowingly expose applications to risk. This allows JFrog solutions to provide more holistic security across the entire DevOps cycle when utilizing the JFrog Platform.
•
JFrog Distribution. JFrog Distribution provides reliable, scalable, and secure software package distribution with enterprise-grade performance. It uses proprietary technology to reliably and optimally distribute packages to multiple locations and update them as new release versions are produced. JFrog Distribution offers native support for the major package technologies, allowing smooth integrations between an organization’s deployment tools and the runtime environment, and enabling seamless software releases. JFrog Distribution also offers the industry’s first Private Distribution Network, allowing companies to customize how they distribute software across any infrastructure, device fleet or hybrid topology.
•
JFrog Artifactory Edge. JFrog Artifactory Edge is a specialized, read-only version of JFrog Artifactory, co-located close to the runtime environment. JFrog Artifactory Edge sits downstream from JFrog Distribution, providing reliable deployment of software packages at the actual locations where updates are executed. Designed to work with JFrog Distribution, JFrog Artifactory Edge utilizes and leverages metadata from JFrog Artifactory to facilitate the transfer of only the incremental changes in software packages from their previous versions, rather than entire applications, enabling efficient, real-time updates to edge instances.
•
JFrog Mission Control. JFrog Mission Control is our platform control panel, providing a high-level view of all the moving pieces of an organization’s software supply chain workflow. JFrog Mission Control allows users to configure and view services under administrative control, whether across any public cloud, on-premise, private cloud, or hybrid environment, or at geographically dispersed development sites.
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
•
JFrog Connect. JFrog Connect is our device management solution that allows companies to manage software updates and monitor performance across IoT device fleets from anywhere in the world. JFrog Connect scales to automate software package delivery across the development-to-device lifecycle. JFrog Connect is a result of our acquisition of Upswift Ltd. (“Upswift”) in 2021.

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
•
A “blessed” repository for the organization. We designed JFrog Artifactory to be the only package repository that an organization needs. By securely storing, monitoring, and distributing software packages created inside and outside an organization, we provide a single, trusted local repository that any user within an organization can rely on, serving as the system of record for all of the software in an organization. This is commonly referred to as a blessed repository. JFrog Artifactory automatically caches updated software packages from both external and internal repositories, ensuring that an organization always has the latest, validated packages available.
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
•
Trusted and secure. We enable organizations to analyze software packages for vulnerabilities, license compliance, and quality issues in near real-time. JFrog Xray, our fully integrated security solution, enables continuous automation of security policies. Our platform embeds security into the DevOps workflow, allowing organizations to have speed and control in the software release cycle. All software packages on our platform are fully traceable, ensuring the accuracy and reliability of software applications. To enhance application quality while minimizing risk, our security controls offer customizable governance policies to specific software packages and complete auditing capabilities and business impact analysis.

Benefits to Software Developers and IT Operators

•
Easy and automated package management. Through our JFrog Artifactory package management solution, software developers and IT operators are able to automatically fetch software packages from public and private repositories, ensure that packages are consistent across their organizations’ instances of JFrog Artifactory, scan for vulnerabilities with JFrog Xray, and manage dependencies among packages. JFrog Artifactory stores software packages and uses their metadata in a manner similar to a relational database, enabling software developers and IT operators to manage package versions, organize and track dependencies, and perform replication across geographically distributed sites.
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
•
Universal and extensible. Our platform natively supports the major package technologies, including package libraries, continuous integration tools, container registries, and testing and deployment tools, and has been designed to quickly and seamlessly add support for new package technologies as they arise. JFrog Artifactory’s ability to search for, manage, and cache software packages from different sources enables software developers and IT operators to execute faster and take advantage of innovation throughout the broader software development ecosystem. As an organization’s development environment changes, our products automatically adjust, with little to no downtime or the need for complex migrations.

Business Model

We have a bottom-up, community-focused approach to driving increased usage of our products, in which we focus on demonstrating the value that our products can provide to software developers and IT operators before their respective organizations become customers. To support growth of large strategic customers, JFrog also empowers a direct sales team supported by dedicated DevOps technical staff. We strive to make software developers and IT operators more efficient, effective, and productive, and create champions of JFrog in the process. Our efficient go-to-market strategy, multi-tiered structure for both self-managed subscriptions and software-as-a-service (“SaaS”) subscriptions, which are managed by JFrog in the public cloud, and technology partnership ecosystem have allowed us to grow rapidly and efficiently.

•
Efficient go-to-market strategy.
o
Make software developers and IT operators successful. Our consistent product innovation, thought leadership in software supply chain management, and knowledge sharing with software developer and IT operator communities engender trust that fuels increased usage of our products. We enable our users to stand out for the value they deliver to their organizations, making others within their organizations want to adopt our products to emulate their success.

o
Enable user freedom of choice. We are agnostic to the types of technologies a software developer or IT operator may choose to use, which is a philosophy that we believe provides us with a competitive advantage. Our platform is designed to quickly and seamlessly add support for new package technologies as they arise.
o
Align pricing with value provided. Our free trials, freemium offerings, and open source software options provide low-friction entry points for software developers and IT operators. Customers often upgrade to paid and higher-tiered subscriptions as they increase their usage of our products.
o
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
o
Directly support strategic accounts. Our strategic sales team focuses on accounts with high expansion potential to deliver more customized experiences and dedicated approaches. This is often a top-down approach or executive-level relationship that ensures JFrog is consistently meeting the needs of top-tier customers.
o
Channel partners. We intend to expand JFrog’s channel strategy throughout the world, with a focus on emerging markets and localized buying patterns. We believe than in addition to our traditional direct-sales business, channel expansion will drive growth by giving specific industry verticals and geographies purchase options that are flexible to their localized needs.
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

Multi-Tiered Subscription Offerings

We offer our products to customers through a multi-tiered subscription structure. Our current paid subscription tiers include JFrog Pro, JFrog Pro Team, JFrog Pro X, JFrog Enterprise, JFrog Enterprise X, and JFrog Enterprise Plus.

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
•
JFrog Enterprise. JFrog Enterprise provides the same features as JFrog Pro, with the addition of High Availability cluster configuration, multi-region replication, and JFrog Mission Control, enabling larger enterprise-scale deployments, and SLA support.
•
JFrog Enterprise X. JFrog Enterprise X provide the same features as JFrog Pro X with the addition of High Availability cluster configuration, multi-region replication, and JFrog Mission Control, enabling larger enterprise-scale deployments, and SLA support as well as advanced security features.
•
JFrog Enterprise Plus. JFrog Enterprise Plus provides the same features as JFrog Enterprise X, with the addition of JFrog Pipelines, JFrog Insight, JFrog Distribution, and JFrog Artifactory Edge. JFrog Enterprise Plus is our full platform subscription option, delivering our entire suite of products and functionality, which is also expected to include JFrog Connect.

We have an unwavering commitment to the software developer and IT operator communities, and show this commitment by offering varying forms of free access to our products in addition to the paid subscriptions described above. This free access takes the form of freemium offerings, free trials, and open source software, and helps generate demand for our paid offerings within the software developer and IT operator communities.

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
•
Free Trials. We offer time-limited free trials of our platform that allow prospective customers to test the full functionality of a JFrog subscription within their environments. At the end of this trial period, prospective customers must pay for a subscription in order to continue utilizing the subscription.
•
Open Source. Our open source offering is a limited functionality version of JFrog Artifactory that only supports Java-based software packages, and does not support organization-wide adoption by DevOps teams.

Growth Strategies

We intend to pursue the following growth strategies:

•
Extend our technology leadership. We will continue to invest in building new capabilities and extending our platform to bring the power of software supply chain management to a broader range of use cases, including increased security solutions for DevSecOps and enabling DevOps solutions for devices on the edge. Additionally, we believe acquiring new technologies to complement our organic innovation efforts will help us rapidly adapt to address the evolving needs of the market and drive increased value for our customers.
•
Expand within our existing customer base. We have demonstrated a differentiated ability to retain customers, expand existing customer usage, and cross-sell a broader set of products and features within an organization. Our net dollar retention rate (“ARR”) of 130% as of December 31, 2021 highlights the increasing value of our products to our customer base. To date, we have been primarily relying on our self-service and inbound sales model. Moving forward, we intend to continue to expand our strategic sales team to identify new use cases and drive expansion and standardization on JFrog within our largest customers.
•
Acquire new customers. Our freemium product offerings, free trial subscription options, and open source version of JFrog Artifactory increase software developer and IT operator familiarity with our products, and allow for low-friction product adoption. Additionally, we have steadily grown our international presence since inception and intend to continue to expand internationally as DevOps practices are increasingly adopted around the world.
•
Expand and develop our technology partnership ecosystem. We have designed our platform to work with the major package technologies and be deployed in any environment, allowing our technology partners to better serve their customers. We also intend to cultivate and leverage channel partners to grow our market presence and drive greater sales efficiency.

Customers

As of December 31, 2021, we had a global customer base of approximately 6,650 organizations across all industries and sizes, including approximately 85% of Fortune 100 organizations.

As of December 31, 2021, 537 of our customers had ARR of $100,000 or more, increasing from 352 customers as of December 31, 2020, accounting for 57% and 51% of our ARR, respectively. We had 15 customers with ARR of at least $1.0 million as of December 31, 2021, increasing from 10 customers with ARR of at least $1.0 million as of December 31, 2020. For the year ended December 31, 2021, our 10 largest customers represented approximately 7% of our total revenue and no single customer accounted for more than 1% of our total revenue. For the year ended December 31, 2021, approximately 37% of our revenue was generated from customers outside of the United States. All references to our customers included in this Annual Report refer to paying customers.

Technology

Our proprietary technology, fueled by our optimized database architecture, enables best-in-class reliability, scalability, and performance.

Our technology includes the following key attributes:

•
Universal package management. The core of our platform, JFrog Artifactory, stores software packages and manages the metadata from major package technologies, including Docker, Debian, RPM, Go, Helm, Kubernetes, NPM, NuGet, Python, Java and Rust. Our platform is designed to quickly and seamlessly add support for new package technologies as they arise, ensuring a comprehensive view of an organization’s software supply chain.
•
Curated public repositories. JFrog Artifactory automatically queries third-party repositories and allows organizations to exert choice and governance in the software packages they cache. This enables our customers to better maintain control and security via the blacklisting or whitelisting of certain components.
•
Rich metadata. Every package in JFrog Artifactory is stored and referenced using metadata, including dependencies, author, and date modified. We utilize our proprietary technology to store and index metadata, allowing it to be queried for multiple uses such as package promotion, tagging, security, and more, which enables automation. This metadata is critical for organizations meeting new strict software bill of materials requirements.
•
Checksum-based storage. A checksum is a sequence of numbers and letters that serves as a “digital fingerprint.” Each package has a unique checksum that is stored as a file and referenced by JFrog Artifactory, significantly reducing the amount of data needed within JFrog Artifactory or when copying software packages to remote sites or replicating repositories, making it substantially faster than traditional approaches.
•
High Availability. Our High Availability configuration allows multiple JFrog product nodes to be deployed as a redundant cluster to reduce reliance on any single node, ensuring that there can be no single-point-of-failure. Importantly, our High Availability configuration allows customers to update our products with the latest versions with little to no downtime, as each node is updated one at a time.
•
Hierarchical graph of software packages. By tracking against a database of known vulnerabilities, our platform provides continuous security and analysis of software packages in the development environment, making it less likely for vulnerable components to reach production.
•
Enterprise-class security and compliance. Organizations can use our platform to help manage the integrity of software being deployed by digitally signing packages and binary files. Groups, API tokens, users, and other characteristics can all be managed from various points within multiple data centers, alongside real-time access replication.
•
Easy user plugins. User plugins allow customers to extend the functionality of our products with the JFrog Artifactory REST API, providing a simple way to add functionality, including scheduling tasks, managing security and authentication, license compliance, open source governance, package resolution and deployment, build integration, promotion logic, maintenance, and clean up.
•
Global federation of repositories. The ability to have bi-directional content synchronization across multi-site, globally distributed repositories.
•
Scalable peer-to-peer based distribution. To accommodate network traffic bursts when deploying a new software version for thousands of clients concurrently across geographies, overcoming slow or unreliable network connectivity.
•
Applicability scanners. To analyze the actual exploit risk of a vulnerability, in-context, based on the environment under which it exists.
•
Smart update agent. Lightweight agent that sits on Linux-based IoT devices and facilitates the orchestration of device software updates in an outbound-only network.
•
Device Remote Access & Control. Ability to connect remotely to services on an edge device using port-mapping or to create a secure shell to devices for debugging and inspection.

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

Our customer success teams are focused on enabling organizations to realize the full benefits of our platform by helping them advance DevOps practices and promoting the adoption of additional products and more advanced functionality of our platform. Moving forward, we intend to continue to expand our strategic sales team to identify new use cases and drive expansion and standardization on JFrog within our largest customers.

Competition

The worldwide DevOps market is rapidly evolving. We compete on the basis of a number of factors, including:

•
ability to provide an end-to-end, unified platform for the DevOps workflow;
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

As of December 31, 2021, we hold 8 U.S. patents and had 20 pending U.S. patent applications, including 2 provisional U.S. patents applications, and 6 pending international patent applications. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any of our patents issued in the future may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. In addition, we have international operations and intend to continue to expand these operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

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

Government Regulations

Our business activities are subject to various federal, state, local and international laws, rules and regulations. For example, we are subject to numerous laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data. In addition, in some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to certain trade and economic sanctions. Any failure or perceived failure to comply with laws and regulations that currently apply or become applicable to our business in Israel, the United States and internationally could have an adverse effect on our business and results of operations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. For additional information about government regulation applicable to our business, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Employees and Human Capital

As of December 31, 2021, we had a total of approximately 1,000 employees operating across nine countries, including approximately 500 employees located in Israel and approximately 300 employees located in the United States. None of our employees are represented by labor unions or, except for our employees in France and Spain, covered by collective bargaining agreements.

Our culture

Our core values are reflected in our codex, which was created by our employees. We believe the codex will support our growth and success moving forward.

•
Integrity. We subscribe to presenting the truth, honestly, even if it’s subjective, in order to achieve mutual well-being and transparency. We might make mistakes, but we always play fair.
•
Community and Customer Happiness. As pain solvers focused on the solution and not on the problem, we invest time and effort to build and develop strategic, long-term relationships to ensure happiness among our community and customers.
•
Thinking BIG. We encourage our employees to stretch their capabilities, knowing that while we think outside the box, every detail counts.
•
Everyone Counts Everyone Matters. Each and every employee has a significant and driving impact on the success of JFrog. Everyone has a voice and everyone’s thoughts and ideas matter.
•
Innovation. We strive for technological excellence and innovation, stepping outside our comfort zone to achieve more and support market needs.
•
Team Spirit. We foster an atmosphere of genuine teamwork and believe in the importance of mutual trust, joint effort, and collaboration to ensure our collective success.
•
Open Communication. Employees are free to approach each other for assistance regardless of rank or affiliation.
•
Agility. We believe change is an opportunity; an agile mindset leads us to better results in a rapidly changing environment.
•
WIN! We believe that with a “Good Enough” mindset, we can never achieve greatness.
•
Care. We care more; it’s the source of our “better-ness.”

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees and consultants. In order to meet our human capital resources objectives we have implemented several cross company training programs, including but not limited to training for new managers and training new employees providing them skills to embark on a successful career development path at JFrog. Moreover, we focus on providing each employee a clear career path and professional development opportunities.

Diversity, Inclusion and Equity

We recognize and view equity as key to our success. We strive to foster a culture of diversity and inclusion so that all of our employees feel they are respected and treated equally, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. We strive to emphasize this equality as part of our core values to provide our employees a diverse, equitable, and inclusive work environment.

Compensation and benefits

In addition to competitive base salaries and cash compensation, the principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards, in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Workforce health and safety

In addition to traditional employee benefits, we have implemented a number of initiatives to support the well-being, safety and health of our employees. For example, we provide wellness and fitness membership reimbursement programs and ergonomic office equipment. As the COVID-19 pandemic continued in 2021, our employees’ health and safety remained our priority. To support remote working, we provided work-from-home stipends to build out home offices. When employees returned to offices to the extent permitted by local government restrictions, we implemented a flexible Back to Office Policy that outlines new safety and health protocols to ensure the safety of our workplaces.

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
•
A real or perceived defect, security vulnerability, error, or performance failure in our software could cause us to lose revenue, damage our reputation, and expose us to liability.
•
We have acquired, and may in the future acquire, complementary businesses which could require significant management attention, disrupt our business, dilute shareholder value, and adversely affect our results of operations.

•
We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could harm our business.
•
A breach of our security measures or unauthorized access to proprietary and confidential data, or a perception that any security breach or other incident has occurred, may result in our platform or products being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.
•
Our international operations and expansion expose us to risk.
•
The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.
•
Your rights and responsibilities as our shareholder will be governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations.
•
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•
The COVID-19 pandemic could continue to harm our business and results of operations.

Risks Related to Our Business and Industry

Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems, processes and controls, our business, financial condition, results of operations, and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our products. Our total number of customers has grown to approximately 6,650 organizations as of December 31, 2021 from approximately 6,050 organizations as of December 31, 2020. Our employee headcount has also increased significantly from approximately 700 as of December 31, 2020 to approximately 1,000 as of December 31, 2021. We expect to continue to grow our headcount over the next year. The growth and expansion of our business places a continuous significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, and our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

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

Our total revenues for the years ended December 31, 2021, 2020 and 2019 were $206.7 million, $150.8 million and $104.7 million, respectively, representing a growth rate of 37% and 44% for the years ended December 31, 2021 and 2020, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. For example, we have experienced slowed growth during the COVID-19 pandemic. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, and global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our ordinary shares could be adversely affected.

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

Although we have achieved positive operating cash flow and free cash flow, we have incurred losses in all years since our incorporation. We incurred a net loss of $64.2 million, $9.4 million and $5.4 million in the years ended December 31, 2021, 2020 and 2019, respectively. As a result, we had an accumulated deficit of $139.0 million as of December 31, 2021. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our products, broaden our customer base, expand our sales and marketing activities, including building a small, high-touch strategic sales team and customer success team, expanding our operations, hiring additional employees, and continuing to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining positive operating cash flow and free cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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
•
the impact of the COVID-19 pandemic or other global health crises on our business and general economic conditions;
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

In order to provide value for our customers, we must offer products that allow our customers to compile software from source code repositories, manage the dependencies among components within software packages, move packages to a universal repository, ingest packages from third parties, including open source libraries, scan for vulnerabilities through various stages, distribute to endpoints, and deploy in production, all through a single user access point. The success of any new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, the effective management of development and other spending in connection with anticipated demand for new products, and the availability of newly developed products. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and delays in releasing new products, deployment options, and product enhancements and may have similar experiences in the future. As a result, some of our customers may either defer purchasing our products until the next upgrade is released or switch to a competitor if we are not able to keep up with technological developments. In addition, if defects are not discovered until after customers purchase our products, our customers could lose confidence in the quality of our products and our reputation and brand may be harmed. If significant bugs, errors, or other defects or deficiencies are not discovered and patched in a timely manner, unauthorized parties could gain access to such products. Any negative publicity related to the perceived quality of our products could harm our business, results of operations, and financial condition.

To keep pace with technological and competitive developments we have in the past invested, and may continue to invest, in the acquisition of complementary businesses, such as Vdoo and Upswift in 2021, and technologies, services, products, and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers or that will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and use cases of our products, develop new products, quickly resolve security vulnerabilities, or if our efforts to increase the use cases of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.

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

•
ability to provide an end-to-end, unified platform solution for the DevOps workflow;
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

Our subscription agreements typically contain service-level commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which could significantly affect both our current and future revenue. We offer multiple tiers of subscriptions to our products and as such our service-level commitments will increase if more customers choose subscriptions of JFrog Pro X, JFrog Enterprise, JFrog Enterprise X, and JFrog Enterprise Plus. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition and results of operations.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could harm our business.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and results of operations. Although we have entered into employment agreements with our key personnel, employment in the United States is for no specific duration and constitutes at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products.

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

Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high rates of employee attrition. There is currently a high demand for experienced DevOps professionals and we may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

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

Our customers depend on our customer support services to resolve issues and realize the full benefits relating to our products. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our products, our ability to sell additional subscriptions to, or renew subscriptions with, existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with potential customers could be damaged. Many larger enterprise customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these enterprise customers, it may be more difficult to grow sales with them.

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

We currently primarily rely on an inbound sales model that may not continue to be as successful as we anticipate, and the absence of a large, direct, traditional sales function may impede our future growth. We intend to continue to expand our strategic sales team to identify new use cases and drive expansion and standardization on JFrog within our largest customers. There is no guarantee however that this strategic sales team will be successful. Moreover, we are not able to predict whether the deployment of our strategic sales team may adversely affect our inbound sales model. If our efforts to sell subscriptions to new customers and to expand deployments with existing customers are not successful, our total revenue and revenue growth rate may decline and our business will suffer.

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

We expect our revenue mix to vary over time due to a number of factors, including the mix of our subscriptions for self-managed and SaaS offerings. Due to the differing revenue recognition policies applicable to our self-managed and SaaS subscriptions, shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. Further, our gross margins and results of operations could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and results of operations. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our ordinary shares could decline.

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

Our success depends in part on our ability to attract users through unpaid Internet search results on traditional web search engines such as Google. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be sufficiently prominent to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. Any reduction in the number of users directed to our website could reduce our revenue or require us to increase our customer acquisition expenditures.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial, and credit market fluctuations, political turmoil, natural catastrophes, the COVID-19 pandemic, warfare, protests and riots, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to such negative conditions in the general economy by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

We have acquired, and may in the future acquire, complementary businesses which could require significant management attention, disrupt our business, dilute shareholder value, and adversely affect our results of operations.

As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business. For example, in July 2021, we acquired Vdoo, a privately-held security company, and in August 2021 we acquired Upswift, a cloud-based platform company and creator of connected device management software for developers. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully.

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

We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, any of which could adversely affect our financial condition or the market price of our ordinary shares. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to raise additional capital and to manage our operations. The occurrence of any of these risks could harm our business, results of operations, and financial condition.

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

Sales to government entities are subject to a number of risks that are specific to public sector customers. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state governments, or non-U.S. government sectors until we have attained such revised certification or certifications. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products.

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

Government entities may have statutory, contractual, or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could materially and adversely affect our results of operations.

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

Further, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2021, we hold 8 U.S. patents and had 20 pending U.S. patent applications, including 2 provisional U.S. patents applications, and 6 pending international patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain.

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

Risks Related to Privacy, Data Protection and Cybersecurity

We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could harm our business.

We receive, collect, store, process, transfer, retain, use, and otherwise process personal information and other data relating to users of our products, our employees and contractors, and other persons. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, retention, security, disclosure, and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection and data security. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security to the extent possible. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Any perception of privacy, data security, or data protection concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and results of operations. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, storing, sharing, use, retention, security, protection, disclosure, other processing of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, disclosure, or other processing of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

If we were found in violation of any applicable laws or regulations relating to privacy, data protection, or data security, in addition to any regulatory fines, penalties, or litigation costs, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features available through our platform. In addition, these laws and regulations could constrain our ability to use and process data in manners that may be commercially desirable. In addition, if a breach of data security were to occur or to be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection or data security were to be alleged, or if we had any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our solutions may be perceived as less desirable and our business, prospects, financial condition, and results of operations could be materially and adversely affected.

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

Within the U.S., we anticipate increasing regulation of privacy, data protection and data security, including the adoption of more stringent laws. For example, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA, among other things, provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required us to modify our data practices and policies and to incur certain costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the recent Virginia Consumer Data Protection Act, enacted March 2021 and takes effect January 2023, and the Colorado Privacy Act, enacted June 2021. These new state laws could increase our potential liability and adversely affect our business.

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

Among other requirements, the GDPR regulates transfers of personal data outside of the European Economic Area (“EEA”) to third countries that have not been found to provide adequate protection to such personal data, including the U.S. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon the Standard Contractual Clauses (“SCCs”). The “Schrems II” decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, invalidated the EU-U.S. Privacy Shield Framework as a mechanism to transfer personal data from the EEA to the U.S. In the same decision, the CJEU confirmed the validity of the SCCs, but advised that the SCCs must be considered on a case-by-case basis, in conjunction with an assessment as to whether national security laws conflict with the guarantees provided by the data importer under the SCCs. The European Commission has issued new SCCs that account for the CJEU’s “Schrems II” decision and that are required to be implemented over time. These latest developments represent a milestone in the regulation of cross-border data transfers, and require major changes to our data transfer policy, including the need to conduct legal, technical, and security assessments for each data transfer from the EEA to a country outside of the EEA. This means that we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also anticipate being required to engage in new contract negotiations with third parties that aid in processing data on our behalf, and entering into the new SCCs. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents.

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

Further on January 31, 2020, the United Kingdom (“U.K.”) left the EU (commonly referred to as “Brexit”). The U.K. enacted legislation substantially implementing the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of U.K. data protection regulation remain, however, unclear in the medium to longer term. The European Commission and the U.K. government announced a EU-U.K. Trade Cooperation Agreement on December 24, 2020, and on June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty, and may be subject to modification or revocation in the future, with the U.K. potentially being considered a “third country” under the GDPR, with personal data transfers needing to be made subject to GDPR-compliant safeguards (for example, the SCCs). With uncertainty remaining over the interpretation and application of data protection law in the U.K., we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.

Other countries also are considering or have enacted legislation that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services. For example, failure to comply with the Israeli Privacy Protection Law 5741-1981, and its regulations as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Further, the Data Security Law of China (“DSL”), which took effect on September 1, 2021, and the Personal Information Protection Law of China (“PIPL”), which took effect on November 1, 2021, implement comprehensive regulation of data and personal data processing activities across all industries and operations such as collecting, utilizing, processing, sharing and transferring data and personal information. The DSL and PIPL apply not only to the processing of data within China, but also seeks to regulate cross-border data transfers as well as certain activities outside of China. Limitations imposed by the DSL and PIPL and uncertainty regarding their application may impact us and may requires us to make changes to our policies and practices in an effort to comply. We are also monitoring recent or pending legislation in India and Japan, among others, for further impacts on our compliance obligations, including requirements for local storage and processing of data that could increase the cost and complexity of delivering our services. Such current or pending legislation may also result in changes to current enforcement measures and sanctions.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard (“PCI DSS”), which relates to the processing of payment card information. In the event we fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. We may also be bound by and agree to contractual obligations to comply with other obligations relating to privacy, data security, or data protection, such as particular standards for information security measures.

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

Although our products do not involve the processing of large amounts of personal data or personal information, our platform and products support customers’ software, which may involve the processing of large amounts of personal data, personal information, and information that is confidential or otherwise sensitive or proprietary. Recent data security incidents affecting widely trusted data security architecture (such as the incident affecting SolarWinds Orion, the incident involving Accellion FTA, the incident affecting Microsoft Exchange, the incident affecting Kaseya VSA, and the incident involving Log4j – none of which have directly affected us) may increase customer expectations regarding the security, testing, and compliance documentation of our platform and products for secure software development operations, management, automation and releases. In addition, these or other incidents may trigger new laws and regulations that increase our compliance burdens, add reporting obligations, or otherwise increase costs for oversight and monitoring of our platform, products, and supply chain.

We do collect and store certain sensitive and proprietary information, and to a lesser degree, personal data and personal information, in the operation of our business. This information includes trade secrets, intellectual property, employee data, and other confidential data. We have taken measures to protect our own sensitive and proprietary information, personal data and personal information, as well as such information that we otherwise obtain, including from our customers. We also engage vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and proprietary information, personal data and personal information. Our vendors and service providers have been and, in the future may be, the targets of cyberattacks, malicious software, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information.

Security breaches and other security incidents that affect us may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our vendors or service providers’ systems and networks have not been breached or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. In addition, our customers and users may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data, including information about their software, source code, and security environment, stored within our products. As we continue to expand the products that we can offer our customers, including through the acquisition of complementary businesses, such as our acquisition of Vdoo in 2021, our products could have access to more sensitive information of our customers, which could result in greater adverse effects from security breaches and other security incidents. From time to time, we do identify product vulnerabilities, including through our bug bounty program. In the future, we also may experience security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, viruses or similar breaches or disruptions. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents.

Despite our efforts, our systems and those of our vendors and service providers also are potentially vulnerable to computer malware, viruses, computer hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, unauthorized access, exploitation of bugs, defects, and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, failures, security breaches and incidents, inadvertent or intentional actions by our employees, contractors, consultants, partners, and/or other third parties, and other real or perceived cyberattacks. Any of these incidents or any compromise of our security or any unauthorized access to or breaches of the security of our or our service providers’ systems or data processing tools or processes, or of our platform and product offerings, as a result of third-party action, employee error, vulnerabilities, defects or bugs, malfeasance, or otherwise, could result in unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information, or a risk to the security of our or our customers’ systems.

We may be more susceptible to security breaches and other security incidents while many of our employees continue to work remotely some portion of the time in response to the COVID-19 pandemic, because we have less capability to implement, monitor and enforce our information security and data protection policies for those employees. Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. Based on the examples set in other recent incidents, the more widespread our platform and products become, the more they may be viewed by malicious cyber threat actors as an attractive target for such an attack. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures.

A security breach could result in reputational damage, litigation, regulatory investigations and orders, loss of business, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees and other monetary payments for remediation, including in connection with forensic examinations and costly and burdensome breach notification requirements. Any belief by customers or others that a security breach or other incident has affected us or any of our vendors or service providers, even if a security breach or other incident has not affected us or any of our vendors or service providers or has not actually occurred, could have any or all of the foregoing impacts on us, including damage to our reputation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to gain new customers and retain existing customers. In the event of any such breach or incident, we could be required to expend significant capital and other resources to address our or our vendor or service provider’s incident. Considering the SolarWinds Orion incident and the Kaseya VSA incident, if our products were compromised in a way that offered a means of malicious access or delivery of ransomware or other malicious software to our customers, the impact of such an incident would likely be significant.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our vendors and service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures. In addition, laws, regulations, government guidance, and industry standards and practices in the U.S. and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain.

Further, any provisions in our customer and user agreements, contracts with our vendors and service providers or other contracts relating to limitations of liability may not be enforceable or adequate or otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. While our insurance policies include liability coverage for certain of these matters, subject to applicable deductibles, if we experienced a widespread security breach or other incident that impacted a significant number of our customers, we could be subject to indemnity claims or other damages that exceed our insurance coverage. If such a breach or incident occurred, our insurance coverage might not be adequate for data handling or data security liabilities actually incurred, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Risks Related to Foreign Operations

Our international operations and expansion expose us to risk.

Our primary research and development operations are located in Israel. As of December 31, 2021, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of December 31, 2021, we had employees located in nine countries. Our current international operations involve, and future initiatives will involve, a variety of risks, including:

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
•
risks resulting from the COVID-19 pandemic, including uncertainty regarding how the U.S. or foreign governments will act with respect to the pandemic;
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

Our future results depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. Our ability to expand internationally will depend upon our ability to deliver functionality and foreign language translations that reflect the needs of the international clients that we target. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through strategic partnerships or other collaboration arrangements. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in certain international markets.

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

In addition, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk. A material portion of our leases are denominated in currencies other than the U.S. Dollar, mainly in NIS. The associated lease liabilities are remeasured using the current exchange rate, which may result in material foreign exchange gains or losses. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have entered into hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to continue to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

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

As of December 31, 2021, we had net operating loss carryforwards of $67.5 million in Israel, U.S. federal net operating loss carryforwards of $18.4 million and U.S. state net operating loss carryforwards of $37.7 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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
•
market volatility and fluctuation resulting from news relating to the ongoing global pandemic; and
•
other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned approximately 42% of our ordinary shares outstanding as of December 31, 2021. As a result, these shareholders, acting together, will have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

In addition, one of our non-executive directors are affiliated with holders of greater than 5% of our ordinary shares.

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

In addition, certain of our shareholders prior to the completion of our initial public offering in September 2020 (“IPO”) and our founders are entitled to rights with respect to registration of certain of their shares under the Securities Act pursuant to our amended and restated investors’ rights agreement. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also registered the offer and sale of all ordinary shares that we may issue under our equity compensation plan.

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

A non-U.S. corporation will generally be considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, in any taxable year if either (1) at least 75% of its gross income for such year is passive income (the “PFIC income test”) or (2) at least 50% of its average quarterly assets during such year is attributable to assets that produce or are held for the production of passive income (the “PFIC asset test”). For purposes of the PFIC asset test, the value of our assets will generally be determined by reference to the fair market value of our assets, including goodwill and other unbooked intangibles. Based on our past and current projections of our income and assets, we do not believe we were a PFIC for the taxable year ending December 31, 2021, and do not expect to be a PFIC for the current taxable year or for the foreseeable future. Nevertheless, a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year). Since our projections may differ from our actual business results and our market capitalization and value of our assets may fluctuate, we cannot assure you that we will not be or become a PFIC in the current taxable year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. Holder (as defined in “Taxation and Government Programs—U.S. Federal Income Taxation” in the Prospectus) holds our ordinary shares, the U.S. Holder may be subject to adverse tax consequences. Each U.S. Holder is strongly urged to consult its own tax advisor regarding the application of these rules and the availability of any potential elections.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs and significant management oversight. For example, since our IPO, we have implemented additional policies and procedures associated with the financial statement close process and implemented a system to supplement our core accounting system as part of our control environment. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, financial compliance and audit costs, make some activities more difficult, time‑consuming and costly, and increase demand on our personnel, systems and resources.

In addition, our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary share could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

The COVID-19 pandemic could continue to harm our business and results of operations.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported in China, in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease outbreak spread across the globe and continues to impact worldwide economic activity and financial markets. In March 2020 we took precautionary measures intended to minimize the risk of the virus to our employees, our customers, our partners and the communities in which we operate, which included the temporary closure of all of our offices, and remote working capabilities for our entire work force. Since the second quarter of 2020, we intermittently reopened our offices in Israel. As of December 31, 2021, we fully reopened all of our offices. The impact, if any, of these and any additional operational changes we may implement are uncertain. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce was not trained to be fully remote. Our employees historically have travelled frequently to establish and maintain relationships with one another, as well as our customers, partners, and investors. While COVID-19 related travel restrictions eased in many locations for a period of time pursuant to Centers for Disease Control and Prevention guidelines and other governmental and local regulations, some of those restrictions have been reinstated due to the increase in COVID-19 cases caused by the Delta and Omicron variants. Due to the ongoing and uncertain nature of the pandemic caused in part by these variants, it is unclear when or if our employees will be able to return to pre-pandemic levels of travel, which may impact our ability to establish and maintain relationships with our customers, partners and investors for the foreseeable future. Further, an increase in COVID-19 cases caused by new variants of the coronavirus may result in increased travel and other restrictions in the future, which will likely have an adverse impact on our business. As a result of COVID-19 we have experienced and expect to continue to experience an increase in the average length of sales cycles to onboard new customers, delays in new projects, and requests by some customers for extension of payment obligations, all of which adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

We have experienced slowed growth during the COVID-19 pandemic. We expect to experience slowed growth for new customers and fewer orders from our existing customers for upgrades within our platform. We have experienced and expect to continue to experience an increase in the average length of sales cycles and delays in new projects, both of which have adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial condition will depend on certain developments, including: the duration and spread of the outbreak as may be affected by variants of the coronavirus; government responses to the pandemic and variants of the coronavirus; the efficacy of COVID-19 vaccines; the impact of the pandemic on the health and welfare of our employees and their families; its impact on our customers and our sales cycles; its impact on customer, industry, or technology-based community events; delays in onboarding new employees; and effects on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the COVID-19 pandemic and other global events may also affect our future performance.

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

Policy changes implemented by the Biden administration could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to trade agreements, immigration policy, import and export regulations, tariffs and customs duties, federal and state tax laws and regulations, public company reporting requirements, and antitrust enforcement. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely affected in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are co-headquartered in Sunnyvale, California and in Netanya, Israel. We lease approximately 49,000 square feet of office space in Sunnyvale under leases expiring through 2026, and approximately 55,000 square feet of office space in Netanya under a lease expiring in 2026.

We lease all of our facilities and do not own any real property. We believe that our facilities are adequate for our current needs and anticipate that suitable additional space will be readily available to accommodate any foreseeable expansion of our operations.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 11 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Ordinary Shares

Our Ordinary Shares has been listed on the Nasdaq Global Select Market (Nasdaq) under the symbol "FROG" since September 16, 2020. Prior to that date, there was no public trading market for our Ordinary Shares.

Holders of Record

As of January 31, 2022, we had 142 holders of record of our Ordinary Shares. The actual number of holders is greater than this number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Share Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below compares the cumulative total stockholder return on our ordinary share from September 16, 2020 (the date our ordinary share commenced trading on the Nasdaq) through December 31, 2021 with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Composite Index and the S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our ordinary share.

Comparison of Cumulative Total Returns
$160
$140
$120
$100
$80
$60
$40
9/16/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
JFrog Ltd.
S&P 500
S&P 500 Information Technology

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. You should review the section titled “Special Note Regarding Forward-Looking Statements,” above in this Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The following section generally discusses our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in Part II, Item 7 of our 2020 Annual Report on Form 10‐K, filed with the SEC on February 12, 2021.

Overview

JFrog’s vision is to power a world of continuously updated, version-less software – we call this Liquid Software.

We provide an end-to-end, hybrid, universal DevOps Platform that powers the software supply chain, enabling organizations to continuously deliver software updates across any system. This platform is the critical bridge between software development and deployment of that software, paving the way for the modern DevOps paradigm. We enable organizations to build and release software faster and more securely while empowering developers to be more efficient. As of December 31, 2021, we had a global customer base of approximately 6,650 organizations across all industries and sizes, including approximately 85% of Fortune 100 organizations, increasing from approximately 6,050 organizations as of December 31, 2020. All of the top 10 technology organizations, 9 of the top 10 financial services organizations, 8 of the top 10 retail organizations, 8 of the top 10 healthcare organizations, and 6 of the top 7 telecommunications organizations in the Fortune 500 have adopted the JFrog platform, embarking on their journey towards Liquid Software. For the year ended December 31, 2021, our 10 largest customers represented approximately 7% of our total revenue and no single customer accounted for more than 1% of our total revenue. For the year ended December 31, 2021, 37% of our revenue was generated from customers outside of the United States.

We have designed our subscription structure and go-to-market strategy to align our growth with the success of our customers. Our business model benefits from our ability to serve the needs of all customers, from individual software developers and IT operators to the largest organizations, in a value-oriented manner.

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscription contributed 24% of our total revenue for the year ended December 31, 2021, compared to 22% for the year ended December 31, 2020.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on an annual and monthly basis. Revenue from subscriptions that provide our customers with access to multiple products represented approximately 92% of our total revenue for the year ended December 31, 2021, compared to 87% for the year ended December 31, 2020. Revenue from Enterprise Plus subscription represented approximately 32% of our total revenue for the year ended December 31, 2021, compared to approximately 20% for the year ended December 31, 2020. The growth in revenue from our Enterprise Plus subscription, which was first launched in 2018 for self-managed deployment and during 2020 for SaaS deployment, demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We had $421.1 million of cash, cash equivalents, and short-term investments as of December 31, 2021. We generated revenue of $206.7 million and $150.8 million for the years ended December 31, 2021 and 2020, respectively, representing year-over-year growth rate of 37%. Our net loss was $64.2 million and $9.4 million for the years ended December 31, 2021 and 2020, respectively. We generated operating cash flow of $27.9 million and $29.5 million for the years ended December 31, 2021 and 2020, respectively.

Acquisitions

In July 2021, we acquired 100% of equity interest in Vdoo Connected Trust Ltd. (“Vdoo”), a privately-held company in Israel, which provides a product security platform for automating all software security tasks throughout the entire product lifecycle. The acquisition accelerates our security technology expansion, aiming to deliver a holistic security solution as part of our Platform. In August 2021, we completed the acquisition of Upswift Ltd. (“Upswift”), a privately-held company providing device management platform. The operating results for the year ended December 31, 2021 include the operating results of Vdoo and Upswift from the date of acquisitions.

COVID-19 Update

The COVID-19 pandemic has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of certain businesses, and greater uncertainty in global financial markets. Such conditions have created disruptions in global supply chains, increased rates of unemployment, and adversely impacted many industries. While COVID-19 related restrictions eased in many locations for a period of time pursuant to Centers for Disease Control and Prevention guidelines and other governmental and local regulations, some of these restrictions have been reinstated due to the increase in COVID-19 cases caused by the Delta and Omicron variants, and pandemic-related guidance and protocols continue to fluctuate. As of the date of this Annual Report on Form 10-K, the full impact of the COVID-19 pandemic on the global economy and the extent to which the COVID-19 pandemic may impact our financial condition or results of operations remain uncertain.

We have experienced slowed growth during the COVID-19 pandemic. We may continue experiencing slowed growth for new customers and fewer orders from our existing customers for upgrades within our platform. We have experienced and expect to continue to experience longer average length of sales cycles and delays in new projects, both of which have adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial condition will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; the efficacy of COVID-19 vaccines; its impact on the health and welfare of our employees and their families; its impact on our customers and our sales cycles; its impact on customer, industry, or technology-based community events; delays in onboarding new employees; and effects on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the COVID-19 pandemic and other global events may also affect our future performance.

In response to the COVID-19 pandemic, we adopted several measures, including temporarily requiring our entire workforce to work remotely and implementing travel restrictions for non-essential business. During 2021, we continued to reassess the conditions to determine whether to return our employees to offices and have adopted safety protocols when we intermittently reopened offices to the extent permitted by local government restrictions. As of December 31, 2021, we fully reopened all of our offices. The impact, if any, of these and any additional operational changes we may implement are uncertain. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Extending Our Technology Leadership

We intend to continue to enhance our platform by developing new products and expanding the functionality of existing products to maintain our technology leadership. Since our initial launch of JFrog Artifactory, we have released several additional products that together create a unified DevOps platform.

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

Expanding Usage by Existing Customers

We believe that there is a significant opportunity for growth with many of our existing customers. Many customers purchase our products through self-service channels and often materially expand their usage over time. Increased engagement with our products provides our support and customer success teams opportunities to work directly with customers and introduce them to additional products and features, as well as drive usage of our products across large teams and more broadly across organizations. We will continue to expand our strategic team to identify new use cases and drive expansion and standardization on JFrog within our largest customers, to maintain engineering-level customer support, and to introduce new products and features that are responsive to our customers’ needs.

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of December 31, 2021 and 2020, our net dollar retention rate was 130% and 133%, respectively.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of December 31, 2021, 537 of our customers had ARR of $100,000 or more, increasing from 352 customers as of December 31, 2020. We had 15 customers with ARR of at least $1.0 million as of December 31, 2021, increasing from 10 customers as of December 31, 2020.

Acquiring New Customers

We believe there is a significant opportunity to grow the number of customers that use our platform. As of December 31, 2021, approximately 31% of the Forbes Global 2000 were JFrog customers. Our results of operations and growth prospects will depend in part on our ability to attract new customers. To date, we have primarily relied on our self-service and inbound sales model to attract new customers. Prospective customers can evaluate and adopt our products through our freemium offerings, free trials, and open source software options. The costs associated with providing these freemium offerings, free trials, and open source software options are included in sales and marketing. While we believe we have a significant market opportunity that our platform addresses, we will need to continue to invest in customer support, sales and marketing, and research and development in order to address this opportunity.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$27,902	$29,458	$10,004
Less: purchases of property and equipment	(4,228)	(3,522)	(1,803)
Free cash flow	$23,674	$25,936	$8,201
Net cash used in investing activities	$(125,545)	$(311,796)	$(149,585)
Net cash provided by financing activities	$1,444	$406,134	$736

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$190,046	$137,978	$94,606
License—self-managed	16,637	12,849	10,110
Total subscription revenue	206,683	150,827	104,716
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	41,023	27,619	19,201
License—self-managed(2)	800	832	834
Total cost of revenue—subscription	41,823	28,451	20,035
Gross profit	164,860	122,376	84,681
Operating expenses:
Research and development(1)(3)	79,604	41,113	29,730
Sales and marketing(1)(2)(3)(4)	96,962	60,936	44,088
General and administrative(1)(3)(4)	56,663	34,519	17,800
Total operating expenses	233,229	136,568	91,618
Operating loss	(68,369)	(14,192)	(6,937)
Interest and other income, net	744	2,045	3,171
Loss before income taxes	(67,625)	(12,147)	(3,766)
Income tax expense (benefit)	(3,422)	(2,742)	1,628
Net loss	$(64,203)	$(9,405)	$(5,394)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,027	$1,129	$536
Research and development	14,572	3,903	3,642
Sales and marketing	15,256	4,882	3,089
General and administrative	23,094	13,938	2,103
Total share-based compensation expense	$56,949	$23,852	$9,370

(2) Includes amortization expense of acquired intangible assets as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,147	$—	$—
Cost of revenue: license—self-managed	800	832	834
Sales and marketing	952	729	695
Total amortization expense of acquired intangible assets	$5,899	$1,561	$1,529

(3) Includes acquisition-related costs as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$16	$—	$—
Research and development	5,489	1,403	1,223
Sales and marketing	463	367	420
General and administrative	1,006	—	342
Total acquisition-related costs	$6,974	$1,770	$1,985

(4) Includes legal settlement costs as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Sales and marketing	$2,550	$—	$—
General and administrative	203	—	—
Total legal settlement costs	$2,753	$—	$—

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription—self-managed and SaaS	92%	91%	90%
License—self-managed	8	9	10
Total subscription revenue	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	20	18	18
License—self-managed	—	1	1
Total cost of revenue—subscription	20	19	19
Gross profit	80	81	81
Operating expenses:
Research and development	39	27	29
Sales and marketing	47	40	42
General and administrative	27	23	17
Total operating expenses	113	90	88
Operating loss	(33)	(9)	(7)
Interest and other income, net	—	1	3
Loss before income taxes	(33)	(8)	(4)
Income tax expense (benefit)	(2)	(2)	1
Net loss	(31)%	(6)%	(5)%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$190,046	$137,978	$52,068	38%
License—self-managed	16,637	12,849	3,788	29
Total subscription revenue	$206,683	$150,827	$55,856	37%

Total subscription revenue increased $55.9 million, or 37%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Approximately $49.7 million of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$41,023	$27,619	$13,404	49%
License—self-managed	800	832	(32)	(4)
Total cost of revenue—subscription	$41,823	$28,451	$13,372	47%
Gross margin	80%	81%

Total cost of revenue increased $13.4 million, or 47%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to an increase of $5.1 million in personnel-related expenses mainly as a result of increased headcount, an increase of $4.1 million in amortization of intangibles mainly as a result of our acquisition of Vdoo in July 2021, and an increase of $2.9 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin was 80% for the year ended December 31, 2021, compared to 81% for the year ended December 31, 2020. The decrease reflects mainly higher amortization expense as discussed above.

Operating Expenses

Research and Development

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$79,604	$41,113	$38,491	94%

Research and development expense increased $38.5 million, or 94%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to an increase of $19.3 million in personnel-related expenses mainly as a result of increased headcount, including headcount from our acquisitions, an increase of $10.7 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $4.1 million in compensation expense associated with holdback and retention arrangements as part of our acquisitions.

Sales and Marketing

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$96,962	$60,936	$36,026	59%
Sales and marketing expense increased $36.0 million, or 59%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to an increase of $12.5 million in personnel-related expenses mainly as a result of increased headcount, an increase of $10.4 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $3.0 million in marketing program costs, and litigation settlement charge of $2.6 million in the fourth quarter of 2021.

General and Administrative

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$56,663	$34,519	$22,144	64%

General and administrative expense increased $22.1 million, or 64%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to an increase of $9.2 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $4.7 million in personnel-related expenses mainly as a result of increased headcount, an increase of $3.6 million in professional fees for legal, accounting, and other consulting services, and an increase of $2.7 million in officer and director insurance premiums due to the insurance policy purchased in September 2020.

Share-based Compensation Expense

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$4,027	$1,129	$2,898	257%
Research and development	14,572	3,903	10,669	273
Sales and marketing	15,256	4,882	10,374	212
General and administrative	23,094	13,938	9,156	66
Total share-based compensation expense	$56,949	$23,852	$33,097	139%

Share-based compensation expenses increased $33.1 million, or 139%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, attributable to grants to new and existing employees. As a result of the Vdoo acquisition, we recognized share-based compensation expense of $4.1 million during the second half of 2021, primarily in research and development. Approximately $3.2 million of the increase in share-based compensation expense in general and administrative increased was attributable to RSUs granted to our CEO in August 2020, which fully vested in September 2021.

Interest and Other Income, Net

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$744	$2,045	$(1,301)	(64)%

Interest and other income, net decreased $1.3 million, or 64%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to lower interest income on deposits and marketable investments as a result of lower interest rates during the period.

Income Tax Benefit

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(3,422)	$(2,742)	$(680)	25%
Effective income tax rate	5%	23%

We recorded income tax benefit of $3.4 for the year ended December 31, 2021, compared to $2.7 million for the year ended December 31, 2020. This change was primarily a result of higher loss before income tax. Our effective tax rate was 5% and 23% for the years ended December 31, 2021 and 2020, respectively. Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and business and asset acquisitions.

As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $421.1 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$27,902	$29,458
Net cash used in investing activities	$(125,545)	$(311,796)
Net cash provided by financing activities	$1,444	$406,134

Operating Activities

Net cash provided by operating activities of $27.9 million for year ended December 31, 2021 was primarily related to our net loss of $64.2 million adjusted for non-cash charges of $77.3 million, including share-based compensation expense of $56.9 million and depreciation and amortization of $8.7 million, and net cash inflow of $14.8 million from changes in our operating assets and liabilities, which was primarily due to an increase in deferred revenue of $43.0 million and an increase in accrued expense and other liabilities of $13.1 million, partially offset by an increase in prepaid expense and other assets of $17.7 million, an increase of accounts receivable of $12.8 million, and an increase in deferred contract acquisition costs of $6.2 million. The increases in deferred revenue, accounts receivable, and deferred contract acquisition costs were driven by higher sales. The increase in accrued expense and other liabilities was primarily attributable to a $8.8 million increase in compensation and benefit accruals and an accrual for litigation settlement of $2.6 million. $16.1 million of the increase in prepaid expense and other assets were due to prepayments pursuant to holdback agreements associated with our acquisitions.

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

Investing Activities

Net cash used in investing activities of $125.5 million for the year ended December 31, 2021 was primarily due to payments for acquisitions of $195.8 million, net of cash acquired and capital expenditure of $4.2 million, partially offset by net proceeds from sales and maturities of short-term investments of $75.0 million.

Net cash used in investing activities of $311.8 million for the year ended December 31, 2020 was due to net purchases of short-term investments of $308.3 million and capital expenditures of $3.5 million.

Financing Activities

Net cash provided by financing activities of $1.4 million for the year ended December 31, 2021 was related to proceeds from exercise of share options of $6.8 million and proceeds from employee share purchases under our ESPP of $3.1 million, partially offset by net payments of $8.5 million to tax authorities associated with our employee equity transactions.

Net cash provided by financing activities of $406.1 million for the year ended December 31, 2020 was primarily due to net proceeds from our initial public offering in September 2020 of $393.5 million after deducting underwriting discounts and commissions and other issuance costs, and proceeds of $9.2 million from employee equity transactions to be remitted to tax authorities.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2021:

		Payments Due by Period
	Total	Short-term	Long-term
	(in thousands)
Operating lease obligations	$27,764	$7,491	$20,273
Purchase obligations	82,230	14,084	68,146
Total	$109,994	$21,575	$88,419

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods. We believe our judgements and estimates associated with the determination of standalone selling price for each performance obligation in revenue recognition, accounting for business combinations, and accounting for income taxes, which we discuss further below, could have a material impact on our consolidated financial statements.

Please see Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services are delivered. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services. Our contracts may contain multiple performance obligations, each of which is separately accounted for as a distinct performance obligation. To determine the standalone selling price for each performance obligation, we use observable standalone sales where available. In instances where observable standalone sales are not available, our estimate of the standalone selling price requires judgment. We consider multiple factors including market conditions, pricing strategies, the economic life of the software, and other observable inputs. We may also use the expected cost-plus margin approach to estimate the price we would charge if the products and services were sold separately. The standalone selling price is reassessed periodically or when facts and circumstances change.

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. Critical estimates in valuing the acquired intangible assets include, but are not limited to, future expected cash flows from product sales, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies and are inherently uncertain.

Income taxes

We are subject to income taxes in Israel, the U.S., and other foreign jurisdictions. Significant judgement is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. We evaluate uncertain tax positions on a quarterly basis, based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues.

Significant judgment is also required in determining any valuation allowance against deferred tax assets. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized , we consider all available evidence, including projected future taxable income, tax planning strategies, and past operating results. In the event that we change our determination, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Qualitative and Quantitative Disclosure about Market risk

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would have had an impact on our results of operations of $2.8 million, $2.1 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% adverse change in current exchange rates would not have materially affected on our cash, cash equivalents, restricted cash, and short-term investment balances as of December 31, 2021.

Interest Rate Risk

As of December 31, 2021, we had cash and cash equivalents of $68.3 million, and short-term investments of $352.8 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, a hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of December 31, 2021.

Item 8. Financial Statements and Supplementary Data

JFROG LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of JFROG LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JFrog Ltd. (the Company) as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive loss, changes in convertible preferred shares and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Evaluation of SSPs for Self-managed subscription and license performance obligations
Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company recognized Self-managed subscription revenue and Self-managed license revenue of $140.4 million and $16.6 million, respectively, for the year ended December 31, 2021. In establishing Standalone Selling Price ("SSP") for its Self-managed subscription and Self-managed license performance obligations the Company maximizes the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, the Company utilizes available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs or uses the expected cost-plus margin approach to estimate the price the Company would charge if the products and services were sold separately. The Company allocates the transaction price of Self-managed transactions to each performance obligation on a relative SSP basis.

We identified the evaluation of SSPs for Self-managed subscription and Self-managed license performance obligations as a critical audit matter. An extensive audit effort as well as a high degree of subjective auditor judgment was required to evaluate the Company's inputs and factors used to estimate the SSPs, including sales prices for bundled arrangements and expected cost plus margin.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following: We tested certain internal controls over the Company's revenue process, including controls over the development of SSPs and the relevance and reliability of the underlying data. Our audit procedures also included, among others, (i) testing management’s process for determining the estimate of SSP, including the evaluation of the reasonableness of factors considered by management, such as historical sales, the allocation of expenses, which are driven by the roles and responsibility of each department and appropriate margins (ii) evaluating the methodologies used to develop the SSP for each performance obligation and (iii) evaluating the completeness and accuracy of the data and factors used in managements determination of SSP for each performance obligation.

Valuation of assets acquired and liabilities assumed in the acquisition of Vdoo Connected Trust Ltd.
Description of the Matter

As describe in Note 8 to the consolidated financial statements, on July 19, 2021, the Company completed its acquisition of Vdoo Connected Trust Ltd. for total consideration of $299.3 million. The transaction was accounted for as a business combination. The Company recognized developed technology and customer relationships (collectively, “the Intangible Assets”) in the amounts of $41.3 million and $4.2 million, respectively. The Intangible Assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. These valuations required management to make significant judgments, estimates, and assumptions.

The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the Intangible Assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the discounted cash flow method of the income approach to measure the fair value of the Intangible Assets. The significant assumptions used to estimate the fair value of the Intangible Assets included, among others, discount rates, projected revenue growth rates and profit margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

We identified auditing the valuation of the intangible Assets of Vdoo Connected Trust Ltd. as a critical audit matter. An extensive audit effort as well as a high degree of subjective auditor judgment was required to evaluate the Company's significant estimation in determining the fair value of the Intangible Assets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for acquired intangible assets. For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used in the valuation.

To test the fair value of these acquired intangible assets, our audit procedures included, among others, challenging the Company's use of valuation methodologies, including the prospective financial information and testing the completeness and accuracy of underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired business and to other relevant factors.

We involved our valuation professionals to assist in evaluation of the methodology used by the Company and certain assumptions included in the fair value estimates. For example, our valuation professionals performed independent comparative calculations to estimate the acquired entity discount rate.

/s/ KOST FORER GABBAY & KASIERER

A Member of EY Global

We have served as the Company’s auditor since 2010.

Tel-Aviv, Israel

February 11, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of JFROG LTD.

Opinion on Internal Control Over Financial Reporting

We have audited JFrog Ltd.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JFrog Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive loss, changes in convertible preferred shares and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 11, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KOST FORER GABBAY & KASIERER

A Member of EY Global

Tel-Aviv, Israel

February 11, 2022

JFROG LTD.

Consolidated Balance SheetS

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$68,284	$164,461
Short-term investments	352,844	433,595
Accounts receivable, net	50,483	37,048
Deferred contract acquisition costs	5,271	3,247
Prepaid expenses and other current assets	22,140	14,210
Total current assets	499,022	652,561
Property and equipment, net	6,689	4,963
Deferred contract acquisition costs, noncurrent	9,120	4,949
Operating lease right-of-use assets	25,999	—
Intangible assets, net	47,980	4,047
Goodwill	247,776	17,320
Other assets, noncurrent	15,942	5,391
Total assets	$852,528	$689,231
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,868	$9,911
Accrued expenses and other current liabilities	27,954	21,039
Operating lease liabilities	7,293	—
Deferred revenue	129,149	91,750
Total current liabilities	175,264	122,700
Deferred revenue, noncurrent	17,957	11,087
Operating lease liabilities, noncurrent	20,014	—
Other liabilities, noncurrent	712	1,550
Total liabilities	213,947	135,337
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; and 97,312,040 and 92,112,447 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	272	257
Additional paid-in capital	776,690	628,054
Accumulated other comprehensive income	611	372
Accumulated deficit	(138,992)	(74,789)
Total shareholders’ equity	638,581	553,894
Total liabilities and shareholders’ equity	$852,528	$689,231

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription—self-managed and SaaS	$190,046	$137,978	$94,606
License—self-managed	16,637	12,849	10,110
Total subscription revenue	206,683	150,827	104,716
Cost of revenue:
Subscription—self-managed and SaaS	41,023	27,619	19,201
License—self-managed	800	832	834
Total cost of revenue—subscription	41,823	28,451	20,035
Gross profit	164,860	122,376	84,681
Operating expenses:
Research and development	79,604	41,113	29,730
Sales and marketing	96,962	60,936	44,088
General and administrative	56,663	34,519	17,800
Total operating expenses	233,229	136,568	91,618
Operating loss	(68,369)	(14,192)	(6,937)
Interest and other income, net	744	2,045	3,171
Loss before income taxes	(67,625)	(12,147)	(3,766)
Income tax expense (benefit)	(3,422)	(2,742)	1,628
Net loss	$(64,203)	$(9,405)	$(5,394)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.68)	$(0.20)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	94,783,082	46,488,225	27,130,209

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Net loss	$(64,203)	$(9,405)	$(5,394)
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale marketable securities, net	(195)	(104)	35
Unrealized gains on derivative instruments, net	434	441	—
Other comprehensive income	239	337	35
Comprehensive loss	$(63,964)	$(9,068)	$(5,359)

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2018	52,063,647	$175,844	26,393,650	$76	$21,237	$—	$(59,990)	$(38,677)
Issuance of ordinary shares upon exercise of share options	—	—	1,535,603	4	1,217	—	—	1,221
Issuance of ordinary shares related to business combination	—	—	1,488	—	11	—	—	11
Share-based compensation expense	—	—	—	—	9,370	—	—	9,370
Other comprehensive income, net of tax	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(5,394)	(5,394)
Balance as of December 31, 2019	52,063,647	175,844	27,930,741	80	31,835	35	(65,384)	(33,434)
Conversion of convertible preferred shares to ordinary shares upon initial public offering	(52,063,647)	(175,844)	52,063,647	142	175,702	—	—	175,844
Issuance of ordinary shares upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,735,232	29	393,204	—	—	393,233
Issuance of ordinary shares upon exercise of share options	—	—	2,091,912	6	3,461	—	—	3,467
Issuance of ordinary shares upon release of restricted share units			138,400	—	—	—	—	—
Issuance of ordinary shares related to business combination	—	—	152,515	—	—	—	—	—
Share-based compensation expense	—	—	—	—	23,852	—	—	23,852
Other comprehensive income, net of tax	—	—	—	—	—	337	—	337
Net loss	—	—	—	—	—	—	(9,405)	(9,405)
Balance as of December 31, 2020	—	—	92,112,447	257	628,054	372	(74,789)	553,894
Issuance of ordinary shares upon exercise of share options	—	—	2,538,063	7	6,830	—	—	6,837
Issuance of ordinary shares upon release of restricted share units	—	—	643,980	2	(2)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	—	—	94,638	—	3,092	—	—	3,092
Issuance of ordinary shares related to business combination	—	—	1,922,912	6	81,767	—	—	81,773
Share-based compensation expense	—	—	—	—	56,949	—	—	56,949
Other comprehensive income, net of tax	—	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	—	(64,203)	(64,203)
Balance as of December 31, 2021	—	$—	97,312,040	$272	$776,690	$611	$(138,992)	$638,581

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

Consolidated StatementS of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(64,203)	$(9,405)	$(5,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,746	3,660	2,810
Share-based compensation expense	56,949	23,852	9,370
Non-cash operating lease expense	6,108	—	—
Net amortization of premium or discount on investments	5,522	1,905	(374)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(12,810)	(12,312)	(4,927)
Prepaid expenses and other assets	(17,715)	(6,997)	(4,117)
Deferred contract acquisition costs	(6,195)	(2,207)	(2,399)
Accounts payable	504	4,921	1,792
Accrued expenses and other liabilities	13,089	5,509	1,108
Operating lease liabilities	(5,051)	—	—
Deferred revenue	42,958	20,532	12,135
Net cash provided by operating activities	27,902	29,458	10,004
Cash flows from investing activities:
Purchases of short-term investments	(266,319)	(450,734)	(203,479)
Maturities and sales of short-term investments	341,354	142,460	76,557
Purchases of property and equipment	(4,228)	(3,522)	(1,803)
Payments for business combinations, net of cash acquired	(195,752)	—	(20,860)
Prepayment for purchase of intangible asset	(600)	—	—
Net cash used in investing activities	(125,545)	(311,796)	(149,585)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions and other issuance costs	—	393,481	(192)
Proceeds from exercise of share options	6,837	3,467	1,221
Proceeds from employee share purchase plan	3,092	—	—
Payments to be remitted to tax authorities, net of proceeds from employee equity transactions	(8,485)	9,186	(293)
Net cash provided by financing activities	1,444	406,134	736
Net increase (decrease) in cash, cash equivalents, and restricted cash	(96,199)	123,796	(138,845)
Cash, cash equivalents, and restricted cash—beginning of period	164,739	40,943	179,788
Cash, cash equivalents, and restricted cash—end of period	$68,540	$164,739	$40,943
Supplemental disclosure of cash flow information:
Income tax payments (refunds)	$153	$(238)	$2,073
Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment during the period included in accounts payable	$509	$276	$268
Fair value of ordinary shares issued as consideration for business combination	$81,773	$—	$11
Deferred offering costs incurred during the period included in accounts payable and accrued expenses	$—	$—	$344
Reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$68,284	$164,461	$39,150
Restricted cash included in prepaid expenses and other current assets	13	14	14
Restricted cash included in other assets, noncurrent	243	264	1,779
Total cash, cash equivalents, and restricted cash	$68,540	$164,739	$40,943

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Description of Business

JFrog Ltd. (together with its subsidiaries, “JFrog”, or the “Company”) was incorporated under the laws of the State of Israel in 2008. JFrog provides an end-to-end, hybrid, universal DevOps Platform that powers the software supply chain, enabling organizations to continuously deliver software updates across any system. JFrog’s platform is the critical bridge between software development and deployment of that software, paving the way for the modern DevOps paradigm. The Company enables organizations to build and release software faster and more securely while empowering developers to be more efficient. The Company’s solutions are designed to run on-premise, in public or private clouds, or in hybrid environments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of JFrog Ltd. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, the allocation of transaction price among various performance obligations, the estimated customer life on deferred contract acquisition costs, the allowance for credit losses, the fair value of financial assets and liabilities, including the fair value of derivatives, the fair value of acquired intangible assets and goodwill, the useful lives of acquired intangible assets and property and equipment, the incremental borrowing rate for operating leases, loss contingency, the fair value of share purchase right granted under the Company’s employee share purchase plan, and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

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

As of December 31, 2021 and 2020, no single customer represented 10% or more of accounts receivable. No single customer accounted for more than 10% of total revenue for the periods presented.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash in banks and highly liquid investments with an original maturity of three months or less at the date of purchase. The Company maintains certain cash amounts restricted as to its withdrawal or use. The Company’s restricted cash primarily consists of bank deposits collateralizing the Company’s operating leases.

Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including those with maturities beyond 12 months, as current assets in the Consolidated Balance Sheets. The Company carries these securities at fair value and records unrealized gains and losses, net of taxes, in accumulated other comprehensive income (“AOCI”) as a component of shareholders’ equity (deficit), except for changes in allowance for expected credit losses, which is recorded in interest and other income, net.

The Company periodically evaluates its available-for-sale debt securities for impairment. If the amortized cost of an individual security exceeds its fair value, the Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the Company writes down the security to its fair value and records the impairment charge in interest and other income, net in the Consolidated Statements of Operations. If neither of these criteria are met, the Company determines whether credit loss exists. Credit loss is estimated by considering changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors.

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

Financial instruments consist of cash equivalents, restricted cash, short-term investments, accounts receivables, derivative financial instruments, accounts payables, and accrued liabilities. Cash equivalents, short-term investments, derivative financial instruments, and restricted cash are stated at fair value on a recurring basis. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and amounts for which revenue has been recognized but not invoiced, net of allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and the amount of any receivables in dispute. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. The allowance of credit losses was not material for the periods presented.

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

The Company accounts for its derivative instruments as either prepaid expenses and other current assets or accrued expenses and other current liabilities in the Consolidated Balance Sheets and carries them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Derivative instruments that hedge the exposure to variability in expected future cash flows are designated as cash flow hedges. Changes in the fair value of these derivatives are recorded in AOCI in the Consolidated Balance Sheets, until the forecasted transaction occurs. Upon occurrence, the Company reclassifies the related gains or losses on the derivative to the same financial statement line item in the Consolidated Statements of Operations to which the derivative relates. In case the Company discontinues cash flow hedges, it records the related amount in interest and other income, net, on the Consolidated Statements of Operations. Derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities are currently not designated as hedges for financial reporting purposes. The Company records changes in the fair value of these derivatives in interest and other income, net in the Consolidated Statements of Operations.

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

The estimated useful lives of the Company’s property and equipment are as follows:

Computer and software	3 years
Furniture and office equipment	3 - 7 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

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

Leases

The Company determines if an arrangement is a lease at inception. The Company currently does not have any finance leases.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company combines its lease payments and fixed payments for non-lease components and account for them together as a single lease component. Operating lease ROU assets also include any prepaid lease payments and lease incentives. Certain lease agreements include rental payments adjusted periodically for the consumer price index (“CPI”). The ROU and lease liability were calculated using the initial CPI and will not be subsequently adjusted. Payments for variable lease costs are expensed as incurred and not included in the operating lease ROU assets and liabilities. For short-term leases with a term of 12 months or less, operating lease ROU assets and liabilities are not recognized and the Company records lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

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

The estimated useful lives of the Company’s intangible assets are as follows:

Developed technology	3 - 6 years
Customer relationships	3 - 6 years
Other intangible assets	3 years

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

Advertising Costs

Advertising costs are expensed as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs amounted to $5.8 million, $2.7 million, and $1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in sales and marketing expense in the Consolidated Statements of Operations.

Share-Based Compensation

Share-based compensation expense related to share-based awards is recognized based on the fair value of the awards granted and recognized as an expense on a straight-line basis over the requisite service period for share options, restricted share units (“RSU”), performance-based RSUs, and share purchase rights granted under the Company’s employee share purchase plan. The fair value of each option award and share purchase right is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying ordinary shares, the expected term of the award, the expected volatility of the price of the Company’s ordinary shares, risk-free interest rates, and the expected dividend yield of ordinary shares. The fair value of each RSU award is based on the fair value of the underlying ordinary shares on the grant date. The assumptions used to determine the fair value of the share awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The compensation expense associated with performance-based RSUs is adjusted based on the probability in achieving performance targets. Forfeitures are accounted for as they occur instead of estimating the number of awards expected to be forfeited.

Loss Contingency

The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes may differ materially from the Company’s estimates. Legal costs associated with the proceedings are expensed as incurred.

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

Net Loss Per Share Attributable to Ordinary Shareholders

The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period, including share options and restricted share units.

Prior to the Company's closing of its initial public offering in September 2020 (“IPO”), the Company computed net loss per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between ordinary shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considered its convertible preferred shares to be participating securities as the holders of the convertible preferred shares would be entitled to dividends that would be distributed to the holders of ordinary shares, on a pro-rata basis assuming conversion of all convertible preferred shares into ordinary shares. These participating securities did not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.

Under the two-class method, the Company’s basic net loss per share was calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of shares of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share was calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share was the same as basic net loss per share in periods when the effects of potentially dilutive shares of ordinary shares were anti-dilutive.

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

Revenue by geographical region can be found in the revenue recognition disclosures in Note 3 below. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	December 31,
	2021	2020
	(in thousands)
United States	$10,845	$1,437
Israel	18,165	3,018
Rest of world	3,678	508
Total long-lived assets	$32,688	$4,963

Recently Adopted Accounting Pronouncements

Effective December 31, 2021, the Company is no longer an emerging growth company. As a result, the Company started adopting new or revised accounting pronouncements at dates applicable to public companies as further described below.

In February 2016, the Financial Accounting Standards (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which would require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to the existing practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses. The Company adopted this guidance using modified retrospective approach, effective on January 1, 2021. The adoption did not have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The Company adopted this guidance prospectively on January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. These exceptions include the exception to the incremental approach for intra-period tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date losses that exceed anticipated losses. The Company adopted this guidance effective on January 1, 2021. The adoption did not have a material effect on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combination (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from ASC 606 rather than adjust them to fair value at the acquisition date. The Company early adopted this guidance in the fourth quarter of 2021, retroactively applying it to all business combinations since January 1, 2021. The adoption did not have a material effect on its consolidated financial statements.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Year Ended December 31,
	2021		2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$157,035	76%	$118,207	78%	$85,596	82%
Subscription	140,398	68	105,358	70	75,486	72
License	16,637	8	12,849	8	10,110	10
SaaS	49,648	24	32,620	22	19,120	18
Total subscription revenue	$206,683	100%	$150,827	100%	$104,716	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Year Ended December 31,
	2021		2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$129,503	63%	$96,786	64%	$64,951	62%
Israel	4,543	2	2,837	2	1,927	2
Rest of world	72,637	35	51,204	34	37,838	36
Total subscription revenue	$206,683	100%	$150,827	100%	$104,716	100%

Contract Balances

Of the $102.8 million, $82.3 million and $70.2 million of deferred revenue recorded as of December 31, 2020, 2019 and 2018, respectively, the Company recognized $83.8 million, $73.7 million and $51.9 million as revenue during the years ended December 31, 2021, 2020 and 2019, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $161.6 million, which consists of billed considerations of $147.1 million and unbilled considerations of $14.5 million, that the Company expects to recognize as revenue. As of December 31, 2021, the Company expects to recognize 84% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

The following table represents a rollforward of deferred contract acquisition costs:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Beginning balance	$8,196	$5,989	$3,590
Additions to deferred contract acquisition costs	10,843	5,186	4,212
Amortization of deferred contract acquisition costs	(4,648)	(2,979)	(1,813)
Ending balance	$14,391	$8,196	$5,989
Deferred contract acquisition costs (to be recognized in next 12 months)	$5,271	$3,247	$2,348
Deferred contract acquisition costs, noncurrent	9,120	4,949	3,641
Total deferred contract acquisition costs	$14,391	$8,196	$5,989

4. Short-Term Investments

Short-term investments consisted of the following:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$90,704	$—	$—	$90,704
Commercial paper	56,448	0	(37)	56,411
Corporate debt securities	109,212	1	(151)	109,062
Municipal securities	71,046	0	(50)	70,996
Government and agency debt	25,698	0	(27)	25,671
Marketable securities	262,404	1	(265)	262,140
Total short-term investments	$353,108	$1	$(265)	$352,844

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$133,386	$—	$—	$133,386
Certificates of deposit	10,802	20	(1)	10,821
Commercial paper	34,150	3	(2)	34,151
Corporate debt securities	128,694	11	(82)	128,623
Municipal securities	54,238	7	(12)	54,233
Government and agency debt	72,394	5	(18)	72,381
Marketable securities	300,278	46	(115)	300,209
Total short-term investments	$433,664	$46	$(115)	$433,595

For the year ended December 31, 2021, credit losses related to marketable debt securities were not material and there was no impairment loss. For the years ended December 31, 2020 and 2019, the Company did not recognize any material other-than-temporary impairment losses. See Note 13, Accumulated Other Comprehensive Income, for the realized gains or losses from available-for-sale marketable securities that were reclassified out of AOCI during the periods presented.

As of December 31, 2021, the contractual maturities of the Company’s marketable securities were all less than one year.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2021
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$21,670	$21,670	$—
Municipal securities	175	—	175
Cash equivalents	21,845	21,670	175
Bank deposits	90,704	—	90,704
Commercial paper	56,411	—	56,411
Corporate debt securities	109,062	—	109,062
Municipal securities	70,996	—	70,996
Government and agency debt	25,671	—	25,671
Short-term investments	352,844	—	352,844
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	891	—	891
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	43	—	43
Restricted bank deposits included in prepaid expenses and other current assets	13	—	13
Restricted bank deposits included in other assets, noncurrent	243	—	243
Total financial assets	$375,879	$21,670	$354,209
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$16	$—	$16
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	5	—	5
Total financial liabilities	$21	$—	$21

	December 31, 2020
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$111,080	$111,080	$—
Certificates of deposit	274	—	274
Cash equivalents	111,354	111,080	274
Bank deposits	133,386	—	133,386
Certificates of deposit	10,821	—	10,821
Commercial paper	34,151	—	34,151
Corporate debt securities	128,623	—	128,623
Municipal securities	54,233	—	54,233
Government and agency debt	72,381	—	72,381
Short-term investments	433,595	—	433,595
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	468	—	468
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	2	—	2
Restricted bank deposits included in prepaid expenses and other current assets	14	—	14
Restricted bank deposits included in other assets, noncurrent	264	—	264
Total financial assets	$545,697	$111,080	$434,617
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$16	$—	$16
Total financial liabilities	$16	$—	$16

As of December 31, 2021 and 2020, the Company did not have any assets or liabilities valued based on Level 3 valuations.

6. Derivative Financial Instruments and Hedging

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	December 31,
	2021	2020
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$45,971	$10,264
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	4,975	1,230
Total derivative instruments	$50,946	$11,494

Effect of Foreign Currency Contracts on the Consolidated Statements of Operations

The effect of foreign currency contracts on the Consolidated Statements of Operations during the periods presented were as follows:

	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$74	$68	$—	$—	$—	$—
Research and development	504	426	—	—	—	—
Sales and marketing	120	141	—	—	—	—
General and administrative	166	163	—	—	—	—
Interest and other income, net	8	—	—	345	62	137
Total gains recognized in earnings	$872	$798	$—	$345	$62	$137

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 13, Accumulated Other Comprehensive Income, for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred gains in AOCI as of December 31, 2021 are expected to be recognized as operating expenses in the same financial statement line item in the Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Computer and software	$5,955	$4,079
Furniture and office equipment	2,248	1,495
Leasehold improvements	4,893	3,761
Property and equipment, gross	13,096	9,335
Less: accumulated depreciation and amortization	(6,407)	(4,372)
Property and equipment, net	$6,689	$4,963

Depreciation and amortization expense were $2.8 million, $2.1 million, and $1.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued compensation and benefits	$17,601	$8,799
Withholding tax from employee equity transactions to be remitted to tax authorities	701	9,186
Accrued expenses	9,652	3,054
Accrued expenses and other current liabilities	$27,954	$21,039

8. Business Combinations

2021 Acquisitions

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

The total purchase consideration transferred for the Vdoo acquisition was $299.3 million, subject to working capital adjustments, comprised of $217.5 million in cash and $81.8 million for the fair value of 1,823,266 shares of the Company’s ordinary shares issued. In addition to the purchase consideration and pursuant to holdback agreements with certain Vdoo employees, the Company transferred $13.2 million in cash and committed to issue 110,932 shares of the Company’s ordinary shares, which is expected to be released to these employees in one to two years from the acquisition date, subject to their continued service. The Company also agreed to pay up to a $10.0 million retention bonus to Vdoo continuing employees in three annual installments following the acquisition date. The payouts or vesting of the holdback and the retention considerations are subject to continued employment, and therefore recognized as compensation expense over the requisite service period. In addition, pursuant to the purchase agreement, on July 19, 2021, the Company issued approximately $30.0 million of RSUs to Vdoo employees in accordance with the terms of the Company’s equity incentive plan, which is expected to vest and be expensed over an approximately 4-year service period.

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

The results of operations of Vdoo have been included in the consolidated financial statements since the date of the acquisition. Additionally, the Company incurred transaction costs $0.7 million during the year ended December 31, 2021, which were included in general and administrative expenses in the Consolidated Statements of Operations.

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

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	$207,824	$152,197
Net loss	$89,939	$50,858

Upswift Ltd.

In August 2021, the Company completed the acquisition of Upswift Ltd., a privately-held company providing device management platform for total consideration of $9.5 million, net of cash acquired. Of the purchase consideration, $4.3 million was attributed to identified intangible assets, $5.8 million to goodwill, and $0.6 million to net liabilities assumed.

2019 Acquisition

Shippable

In February 2019, the Company acquired 100% of the share capital of Shippable Inc. (“Shippable”), a privately held company in the United States. Shippable is a cloud-based continuous integration and delivery platform that developers use to compile code and deliver app and microservices updates.

The total purchase price was $21.2 million, comprised of $20.9 million in cash paid, net of $0.3 million of cash acquired, and issuance of 1,488 ordinary shares, paid and issued upon closing of the transaction. The net purchase price was attributable to $4.0 million of intangible assets, $15.7 million of goodwill, and $1.2 million of net assets acquired. Goodwill was primarily attributed to synergies arising from the acquisition and the value of the acquired workforce and was not deductible for tax purposes.

In addition, there were contingent considerations not included within the total purchase price, comprising of total aggregate cash payments of $4.1 million and the issuance of 308,080 shares of the Company’s ordinary shares, subject to the attainment of certain employee retention and performance targets, and are expensed over three years.

9. Goodwill and Intangible Assets, Net

Goodwill

The following table represents the changes to goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2019 and 2020	$17,320
Additions from acquisitions	230,456
Balance as of December 31, 2021	$247,776

There was no goodwill activity during the year ended December 31, 2020.

Intangible Assets, Net

Intangible assets consisted of the following as of December 31, 2021:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(7,011)	$43,336	4.3
Customer relationships	5,541	(897)	4,644	5.1
Other intangible assets	1,586	(1,586)	—	—
Total	$57,474	$(9,494)	$47,980

Intangible assets consisted of the following as of December 31, 2020:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$4,856	$(2,064)	$2,792	3.7
Customer relationships	1,200	(367)	833	4.2
Other intangible assets	1,586	(1,164)	422	0.8
Total	$7,642	$(3,595)	$4,047

Amortization expenses for intangible assets were $5.9 million, $1.6 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of developed technology is included in cost of revenue and amortization of customer relationships and other intangible assets are included in sales and marketing expense in the Consolidated Statements of Operations.

The expected future amortization expenses by year related to the intangible assets as of December 31, 2021 are as follows:

December 31, 2021
(in thousands)
Year Ending December 31,
2022	$11,365
2023	11,291
2024	10,590
2025	9,110
2026	5,241
Thereafter	383
Total	$47,980

10. Leases

The Company leases its office facilities under non-cancelable agreements that expire at various dates through August 2026.

Components of operating lease expense were as follows:

Year Ended December 31, 2021
(in thousands)
Operating lease cost	$6,274
Short-term lease cost	139
Variable lease cost	375
Total operating lease cost	$6,788

Rent expense under the previous lease accounting standard was $4.2 million and $3.1 million during the years ended December 31, 2020 and 2019, respectively.

Supplementary cash flow information related to operating leases was as follows:

Year Ended December 31, 2021
(in thousands)
Cash paid for operating leases	$5,709
ROU assets obtained in exchange for new operating lease liabilities	$2,653
Adjustment to ROU assets upon modification of existing lease	$4,969

As of December 31, 2021, the weighted-average discount rate is 0.9% and the weighted-average remaining term is 3.9 years. Maturities of the Company’s operating lease liabilities as of December 31, 2021 were as follows:

December 31, 2021
(in thousands)
Year Ending December 31,
2022	$7,491
2023	7,258
2024	6,199
2025	4,969
2026	1,847
Total operating lease payments	27,764
Less: imputed interest	(457)
Total operating lease liabilities	$27,307

As of December 31, 2020, the minimum lease payments under operating leases, including payments for leases which had not commenced, were as follows:

December 31, 2020
(in thousands)
Year Ending December 31,
2021	$5,475
2022	5,931
2023	5,429
2024	4,607
2025	3,389
Thereafter	803
Total	$25,634

11. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties for mainly hosting services, as well as software products and services. As of December 31, 2021, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

December 31, 2021
(in thousands)
Year Ending December 31,
2022	$14,084
2023	24,297
2024	18,000
2025	25,849
Total	$82,230

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

Legal Proceedings

The Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows.

Former Company sales employees (the “Former Employees”), on behalf of themselves and other non-exempt sales employees, alleged the violation of various wage and hour laws and have sought to recover unpaid wages, statutory penalties, civil penalties, liquidated damages, and attorney’s fees pursuant to certain California and federal law. The Company denies the allegations. The Company and Former Employees have agreed to resolve the dispute amicably for approximately $2.6 million, and are currently negotiating the final settlement agreement. The settlement is subject to an arbitrator’s approval. The company has accrued the estimated settlement amount as part of sales and marketing expenses.

12. Shareholders’ Equity and Equity Incentive Plans

Preferred and Ordinary Shares

The Company’s amended and restated articles of association (“AoA”) authorized the issuance of 50,000,000 preferred shares and 500,000,000 ordinary shares, each with a par value of NIS 0.01. All ordinary shares will have identical voting and other rights in all respects. The Company’s AoA does not require shareholder approval of a dividend distribution and provides that dividend distributions may be determined by the Company’s board of directors. To date, no dividends have been declared.

The Company has the following ordinary shares reserved for future issuance:

December 31, 2021
Outstanding share options	9,865,601
Outstanding RSUs	3,376,569
Issuable ordinary shares related to business combinations	159,115
Shares available for future issuance under the 2020 Plan	12,742,345
Shares available for future issuance under ESPP	2,927,932
Total ordinary shares reserved	29,071,562

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

In September 2020, immediately prior to the IPO, the Company adopted the 2020 Plan. Following the effectiveness of the 2020 Plan, the Company will no longer grant any awards under the 2011 Plan, though previously granted options under the 2011 Plan remain outstanding and governed by the 2011 Plan. The 2020 Plan provides for the grant of share options, ordinary shares, restricted shares, restricted share units and other share-based awards. The maximum number of ordinary shares available for issuance under the 2020 Plan is equal to the sum of (i) 9,100,000 ordinary shares plus, (ii) any shares subject to the pool authorized by the Company’s board of directors under the 2011 Plan which remain free and unallocated as of the effective date, and (iii) any shares subject to awards granted under the 2011 Plan that, on or after the effective date, expire, or are cancelled, terminated, forfeited or settled in cash in lieu of issuance of shares, for any reason, without having been exercised, with the maximum number of shares to be added to the 2020 Plan pursuant to the 2011 Plan equal to 15,309,367 shares. In addition, the number of shares available for issuance under the Company’s 2020 Plan also includes an annual increase on January 1 of each year beginning on January 1, 2021 and ending on and including January 1, 2030, in an amount equal to the least of (i) 9,100,000 ordinary shares, (ii) five percent (5%) of the total number of ordinary shares outstanding as of the last day of the immediately preceding calendar year on a fully diluted basis, or (iii) such number of shares determined by the Company’s board of directors. The contractual term for each award granted under the 2020 Plan will be 10 years. On January 1, 2021, the number of ordinary shares authorized for issuance under the 2020 Plan automatically increased by 5,307,818 shares.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2020	13,075,489	$6.50	6.8	$736,478
Granted	30,000	$65.96
Exercised	(2,538,063)	$2.69		$118,675
Forfeited	(701,825)	$14.47
Balance as of December 31, 2021	9,865,601	$7.10	6.0	$224,538
Exercisable as of December 31, 2021	5,608,245	$3.71	4.9	$146,093

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was $42.00, $20.13 and $16.05, respectively. The total intrinsic value of option exercised during the years ended December 31, 2020 and 2019 was $96.0 million and $14.0 million, respectively.

Restricted Share Units

In August 2020, the Company granted an award of 667,595 RSUs to the Company’s CEO. The RSUs vest on the satisfaction of both a service-based and a performance-based condition. The RSUs shall vest and be settled in ordinary shares as follows: (i) an aggregate of 138,400 RSUs shall vest immediately prior to an IPO, and (ii) 529,195 RSUs shall vest upon the first annual anniversary of the IPO, provided, in each case, that the CEO remains continuously engaged with the Company or its Affiliates throughout each such vesting date. As of December 31, 2021, the RSUs vested fully and were released.

A summary of RSU activity and related information under the Company's equity incentive plan and the RSU award to the CEO in August 2020 is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2020	818,945	$48.38
Granted	3,623,303	$45.97
Vested	(643,980)	$43.04
Canceled/forfeited	(421,699)	$54.66
Unvested as of December 31, 2021	3,376,569	$46.03

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2020 was $47.01. The total fair value of RSUs, as of their respective release dates, was $23.4 million and $6.1 million during the years ended December 31, 2021 and 2020, respectively. No RSUs were granted or vested during the year ended December 31, 2019.

Employee Share Purchase Plan

In August 2020, the Company adopted the 2020 Employee Share Purchase Plan (“ESPP”), which became effective in connection with the IPO. A total of 2,100,000 ordinary shares are available for sale under the ESPP. The number of ordinary shares available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning with 2021, equal to the least of (i) 2,100,000 ordinary shares, (ii) one percent (1%) of the total number of ordinary shares outstanding as of the last day of the immediately preceding calendar year, or (iii) such other amount as may be determined by the Company.

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

The Company’s ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after March 1 and September 1 of each year, with the first offering period commencing on March 1, 2021, and will end on the last trading day of the offering period. On January 1, 2021, the number of ordinary shares authorized for issuance under the ESPP automatically increased by 922,570 shares. 94,638 ordinary shares were purchased during the year ended December 31, 2021.

Determination of Fair Value

The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions and estimates were determined as follows:

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
•
Expected Volatility. Expected volatility is based on historical volatility over the most recent period commensurate with the expected term of the option. As the Company has a short trading history for its ordinary shares, when the Company's trading period is shorter than the expected term, the expected volatility is derived from the average historical share volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its own business over a period equivalent to the option’s expected term.
•
Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.

The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	6.5	6.1 - 6.5	6.5
Expected volatility	70.0%	65.0% - 80.0%	60.0% - 65.0%
Risk-free interest rate	0.7%	0.3% - 1.7%	1.7% - 2.6%
Expected dividend yield	0.0%	0.0%	0.0%

The Black-Scholes assumptions used to value the purchase rights granted under the ESPP on the first day of the offering period are as follows:

Year Ended December 31, 2021
Expected term (years)	0.5
Expected volatility	56.9% - 64.8%
Risk-free interest rate	0.1%
Expected dividend yield	0.0%

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Consolidated Statements of Operations is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,027	$1,129	$536
Research and development	14,572	3,903	3,642
Sales and marketing	15,256	4,882	3,089
General and administrative	23,094	13,938	2,103
Total share-based compensation expense	$56,949	$23,852	$9,370

As of December 31, 2021, unrecognized share-based compensation cost related to unvested share-based compensation awards was $177.0 million, which is expected to be recognized over a weighted-average period of 3.2 years.

13. Accumulated Other Comprehensive Income

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2019	$35	$—	$35
Other comprehensive income (loss) before reclassifications	(115)	1,239	1,124
Net realized losses (gains) reclassified from AOCI	11	(798)	(787)
Other comprehensive income (loss)	(104)	441	337
Balance as of December 31, 2020	(69)	441	372
Other comprehensive income (loss) before reclassifications	(191)	1,306	1,115
Net realized gains reclassified from AOCI	(4)	(872)	(876)
Other comprehensive income (loss)	(195)	434	239
Balance as of December 31, 2021	$(264)	$875	$611

14. Income Taxes

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

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

The components of the net loss before income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Israel	$(38,900)	$2,949	$(6,380)
Foreign	(28,725)	(15,096)	2,614
Total	$(67,625)	$(12,147)	$(3,766)

Income tax expense (benefit) was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Israel	$(369)	$369	$—
Foreign	549	(3,695)	1,522
Total current income tax expense (benefit)	180	(3,326)	1,522
Deferred:
Israel	(371)	—	—
Foreign	(3,231)	584	106
Total deferred income tax expense (benefit)	(3,602)	584	106
Income tax expense (benefit)	$(3,422)	$(2,742)	$1,628

A reconciliation of the Company’s statutory income tax rate to effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Theoretical income tax benefit	23%	23%	23%
PTE	(5)	2	(15)
Foreign tax rate differentials	1	12	2
Share-based compensation	(4)	(6)	(26)
Change in valuation allowance	(6)	4	(3)
Unrecognized tax benefits	(3)	(15)	(7)
Acquisition costs	(1)	(4)	(11)
Other	—	7	(6)
Total	5%	23%	(43)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table presents the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,743	$5,221
Research and development expenses	4,327	1,464
Accruals and reserves	1,528	412
Share-based compensation	4,565	1,130
Deferred revenue	2,190	1,403
Operating lease liabilities	2,398	—
Issuance costs	1,405	2,810
Property and equipment	—	14
Gross deferred tax assets	29,156	12,454
Valuation allowance	(12,559)	(7,854)
Total deferred tax assets	16,597	4,600
Deferred tax liabilities:
Intangible assets	(5,594)	(211)
Deferred contract acquisition costs	(2,607)	(1,581)
Operating lease ROU assets	(2,273)	—
Property and equipment	(84)	—
Gross deferred tax liabilities	(10,558)	(1,792)
Net deferred tax assets	$6,039	$2,808

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset certain deferred tax assets at December 31, 2021 and 2020 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2021, 2020, and 2019 was an increase of $4.7 million, $3.3 million and $0.1 million, respectively.

As of December 31, 2021, the Company had $67.5 million in net operating loss carryforwards in Israel, which can be carried forward indefinitely.

As of December 31, 2021, the U.S. subsidiary had $18.4 million of federal and $37.7 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, federal and the state net operating loss carryforwards will expire in varying amounts between the years ended 2034 and 2037. The 2017 Tax Cuts and Jobs Act ("TCJA") limited the use of federal net operating loss carryforwards to 80% of taxable income in any one tax period and provided an unlimited carryforward period for those NOLs, applicable to net operating loss carryforwards generated in years beginning after December 31, 2017.

The U.S. subsidiary’s utilization of its federal net operating losses is subject to an annual limitation due to a “change in ownership,” as defined in Section 382 of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

As of December 31, 2021, certain foreign subsidiaries of the Company had undistributed earnings, which were designated as indefinitely reinvested. If these earnings were re-patriated to Israel, it would be subject to income taxes and to an adjustment for foreign tax credits and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

A reconciliation of the beginning and ending balance of total unrecognized tax positions is as follows:

Unrecognized Tax Benefits
(in thousands)
Balance - December 31, 2018	$531
Increase related to prior years’ tax positions	69
Increase related to current year’s tax positions	293
Decrease due to lapse of statutes of limitations	(91)
Balance - December 31, 2019	802
Increase related to prior years’ tax positions	637
Increase related to current year’s tax positions	1,368
Decrease due to lapse of statutes of limitations	(69)
Balance - December 31, 2020	2,738
Increase related to prior years’ tax positions	86
Decrease related to prior years’ tax positions	(2)
Increase related to current year’s tax positions	2,039
Decrease related to settlements with tax authorities	(446)
Decrease due to lapse of statutes of limitations	(19)
Balance - December 31, 2021	$4,396

As of December 31, 2021, the total amount of gross unrecognized tax benefits was $4.4 million, of which, $3.8 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company has accumulated $0.1 million in both interest and penalties related to uncertain tax positions.

The Company has net operating losses from prior tax periods which may be subjected to examination in future periods. During the year ended December 31, 2021, the Company closed its income tax audit with Israeli tax authorities for the tax years 2015 through 2019. There were no material adjustments as a result of the audit settlements. As of December 31, 2021, the Company’s tax year of 2020 remains open to examination in Israel. Its U.S. subsidiary’s tax filings for tax years after 2018 are open to examinations by U.S. federal tax authorities and tax years after 2017 are open to examinations by U.S. state tax authorities. In addition, the U.S. federal tax returns were settled through 2018 except for any adjustments which might be made as a result of the carryback of net operating losses. The Company currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.
15. Employee Benefit Plans

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Prior to January 1, 2020, the Company matched 100% of participating employee contributions to the plan up to 3% of the employee’s eligible compensation. Beginning January 1, 2020, the Company matches 50% of participating employee contributions to the plan up to 6% of the employee’s eligible compensation. During the years ended December 31, 2021, 2020, and 2019, the Company recorded $1.1 million, $0.8 million and $0.6 million, respectively, of expenses related to the 401(k) plan.

Israeli Severance Pay

Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The Company has elected to include its employees in Israel under Section 14 of the Severance Pay Law, under which these employees are entitled only to monthly deposits made in their name with insurance companies, at a rate of 8.33% of their monthly salary. These payments release the Company from any future obligation under the Israeli Severance Pay Law to make severance payments in respect of those employees; therefore, any liability for severance pay due to these employees, and the deposits under Section 14 are not recorded as an asset in the Consolidated Balance Sheets. During the years ended December 31, 2021, 2020, and 2019, the Company recorded $3.6 million, $2.2 million, and $1.6 million, respectively, in severance expenses related to these employees.

16. Net Loss Per Share Attributable to Ordinary Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(64,203)	$(9,405)	$(5,394)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	94,783,082	46,488,225	27,130,209
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.68)	$(0.20)	$(0.20)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended December 31,
	2021	2020	2019
Convertible preferred shares	—	37,127,355	52,063,647
Outstanding share options	11,229,241	13,650,862	13,146,117
Unvested RSUs	2,331,607	209,090	—
Share purchase rights under the ESPP	79,450	—	—
Issuable ordinary shares related to business combination	140,385	199,498	259,125
Total	13,780,683	51,186,805	65,468,889

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Kost Forer Gabbay & Kasierer, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 annual meeting of shareholders (the Proxy Statement), and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association of JFrog Ltd.	S-1/A	333-248271	3.2	September 8, 2020
4.1	Specimen share certificate of the Registrant.	S-1/A	333-248271	4.1	September 8, 2020
4.2	Description of Share Capital.	10-K	001-39492	4.2	February 12, 2021
10.1+	Form of Indemnification Agreement.	S-1	333-248271	10.1	August 24, 2020
10.2+	2020 Share Incentive Plan and related form agreements	S-1/A	333-248271	10.3	September 8, 2020
10.3+	2020 Employee Share Purchase Plan.	S-1/A	333-248271	10.4	September 8, 2020
10.4+	Compensation Policy for Executive Officers and Directors.	S-1	333-248271	10.5	August 24, 2020
10.5+	Non-Employee Director Compensation Policy.	S-1/A	333-248271	10.6	September 8, 2020
10.6+	Form of Change in Control and Severance Agreement between the Registrant and Shlomi Ben Haim.	S-1/A	333-248271	10.7	September 8, 2020
10.7+	Form of Confirmatory Employment Letter between the Registrant and Jacob Shulman.	S-1	333-248271	10.7	August 24, 2020
10.8+	Form of Employment Agreement between the Registrant and Yoav Landman.	S-1/A	333-248271	10.9	September 8, 2020
10.9+	Form of Confirmatory Employment Letter between the Registrant and Tali Notman.	S-1	333-248271	10.9	August 24, 2020
10.10+	Form of Confirmatory Employment Letter between the Registrant and Shlomi Ben Haim.	S-1	333-248271	10.10	August 24, 2020
10.11+	Form of Director Offer Letter	S-1	333-248271	10.11	August 24, 2020
10.12+	Form of Restricted Share Unit Award Agreement between the Registrant and Shlomi Ben Haim.	S-1	333-248271	10.12	August 24, 2020
10.13+	Form of Executive Officer Change in Control and Severance Agreement (US).	S-1/A	333-248271	10.14	September 8, 2020
10.14+	Form of Employment Agreement between the Registrant and Frederic Simon.	S-1/A	333-248271	10.15	September 8, 2020
10.15	Sublease between the Registrant and Baidu USA LLC, dated as of August 12, 2020.	S-1	333-248271	10.17	August 24, 2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.16#	Share Purchase Agreement by and between the Registrant and Vdoo Connected Trust Ltd., dated June 29, 2021.	10-Q	001-39492	10.1	August 6, 2021
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________

+ Indicates management contract or compensatory plan.

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

Date: February 11, 2022	By:	/s/Shlomi Ben Haim
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

Signature	Title	Date

/s/ Shlomi Ben Haim Shlomi Ben Haim	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2022

/s/ Jacob Shulman Jacob Shulman	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 11, 2022

/s/ Yoav Landman Yoav Landman	Director	February 11, 2022

/s/ Jeff Horing Jeff Horing	Director	February 11, 2022

/s/ Yossi Sela Yossi Sela	Director	February 11, 2022

/s/ Jessica Neal Jessica Neal	Director	February 11, 2022

/s/ Meerah Rajavel	Director	February 11, 2022
Meerah Rajavel

/s/ Frederic Simon Frederic Simon	Director	February 11, 2022

/s/ Elisa Steel Elisa Steele	Director	February 11, 2022

/s/ Andy Vitus Andy Vitus	Director	February 11, 2022

/s/ Barry Zwarenstein Barry Zwarenstein	Director	February 11, 2022

AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the undersigned as the duly authorized representative in the United States of the Registrant in Sunnyvale, California, on February 11, 2022.

JFrog, Inc.

By:	/s/ Shlomi Ben Haim
Shlomi Ben Haim
Chief Executive Officer and Secretary