Form 10-Q
period 2022-03-31
JFrog Ltd
filed 2022-05-09
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 29, 2022, the registrant had 98,799,956 ordinary shares, NIS 0.01 par value per share, outstanding.

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
•
our expectations about the impact of natural disasters, public health epidemics, such as COVID-19, protests or riots, and geopolitical tensions or war, such as the war in Ukraine, on our business, results of operations and financial condition; and
•
the future trading prices of our ordinary shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$59,577	$68,284
Short-term investments	368,073	352,844
Accounts receivable, net	49,389	50,483
Deferred contract acquisition costs	5,949	5,271
Prepaid expenses and other current assets	24,363	22,140
Total current assets	507,351	499,022
Property and equipment, net	7,377	6,689
Deferred contract acquisition costs, noncurrent	10,499	9,120
Operating lease right-of-use assets	24,235	25,999
Intangible assets, net	45,138	47,980
Goodwill	247,955	247,776
Other assets, noncurrent	13,841	15,942
Total assets	$856,396	$852,528
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,050	$10,868
Accrued expenses and other current liabilities	28,891	27,954
Operating lease liabilities	7,205	7,293
Deferred revenue	134,611	129,149
Total current liabilities	182,757	175,264
Deferred revenue, noncurrent	17,772	17,957
Operating lease liabilities, noncurrent	17,943	20,014
Other liabilities, noncurrent	1,406	712
Total liabilities	219,878	213,947
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 98,641,858 and 97,312,040 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	276	272
Additional paid-in capital	795,808	776,690
Accumulated other comprehensive income (loss)	(870)	611
Accumulated deficit	(158,696)	(138,992)
Total shareholders’ equity	636,518	638,581
Total liabilities and shareholders’ equity	$856,396	$852,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription—self-managed and SaaS	$59,069	$41,338
License—self-managed	4,627	3,749
Total subscription revenue	63,696	45,087
Cost of revenue:
Subscription—self-managed and SaaS	13,643	8,236
License—self-managed	220	191
Total cost of revenue—subscription	13,863	8,427
Gross profit	49,833	36,660
Operating expenses:
Research and development	27,101	13,836
Sales and marketing	29,180	19,765
General and administrative	12,691	13,671
Total operating expenses	68,972	47,272
Operating loss	(19,139)	(10,612)
Interest and other income, net	273	360
Loss before income taxes	(18,866)	(10,252)
Income tax expense (benefit)	838	(2,357)
Net loss	$(19,704)	$(7,895)

Net loss per share, basic and diluted	$(0.20)	$(0.09)
Weighted-average shares used in computing net loss per share, basic and diluted	97,883,814	92,679,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(19,704)	$(7,895)
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale marketable securities, net	(717)	(30)
Unrealized losses on derivative instruments, net	(764)	(611)
Other comprehensive loss	(1,481)	(641)
Comprehensive loss	$(21,185)	$(8,536)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2022
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance as of December 31, 2021	97,312,040	$272	$776,690	$611	$(138,992)	$638,581
Issuance of ordinary shares upon exercise of share options	1,017,669	3	1,792	—	—	1,795
Issuance of ordinary shares upon release of restricted share units	109,416	—	—	—	—	—
Issuance of ordinary shares under the employee share purchase plan	154,550	1	3,252	—	—	3,253
Issuance of ordinary shares related to business combination	48,183	—	—	—	—	—
Share-based compensation expense	—	—	14,074	—	—	14,074
Other comprehensive loss, net of tax	—	—	—	(1,481)	—	(1,481)
Net loss	—	—	—	—	(19,704)	(19,704)
Balance as of March 31, 2022	98,641,858	$276	$795,808	$(870)	$(158,696)	$636,518

	Three Months Ended March 31, 2021
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	92,112,447	$257	$628,054	$372	$(74,789)	$553,894
Issuance of ordinary shares upon exercise of share options	1,305,571	4	2,286	—	—	2,290
Issuance of ordinary shares related to business combination	49,823	—	—	—	—	—
Share-based compensation expense	—	—	11,750	—	—	11,750
Other comprehensive loss, net of tax	—	—	—	(641)	—	(641)
Net loss	—	—	—	—	(7,895)	(7,895)
Balance as of March 31, 2021	93,467,841	$261	$642,090	$(269)	$(82,684)	$559,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,704)	$(7,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,519	1,006
Share-based compensation expense	14,074	11,750
Non-cash operating lease expense	1,806	1,278
Net amortization of premium or discount on investments	1,628	1,343
Changes in operating assets and liabilities:
Accounts receivable	1,094	(14,375)
Prepaid expenses and other assets	(889)	(2,386)
Deferred contract acquisition costs	(2,057)	(1,384)
Accounts payable	960	(954)
Accrued expenses and other liabilities	1,524	3,658
Operating lease liabilities	(2,201)	(1,367)
Deferred revenue	5,277	18,137
Net cash provided by operating activities	5,031	8,811
Cash flows from investing activities:
Purchases of short-term investments	(92,211)	(88,580)
Maturities and sales of short-term investments	74,637	61,825
Purchases of property and equipment	(1,143)	(1,135)
Payments related to business combination	(179)	—
Net cash used in investing activities	(18,896)	(27,890)
Cash flows from financing activities:
Proceeds from exercise of share options	1,795	2,290
Proceeds from employee share purchase plan	3,253	—
Proceeds from employee equity transactions, net of payments to be remitted to tax authorities	107	(1,008)
Net cash provided by financing activities	5,155	1,282
Net decrease in cash, cash equivalents, and restricted cash	(8,710)	(17,797)
Cash, cash equivalents, and restricted cash—beginning of period	68,540	164,739
Cash, cash equivalents, and restricted cash—end of period	$59,830	$146,942
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$59,577	$146,676
Restricted cash included in prepaid expenses and other current assets	13	14
Restricted cash included in other assets, noncurrent	240	252
Total cash, cash equivalents, and restricted cash	$59,830	$146,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

NOTES TO CONDENSED Consolidated StatementS

(unaudited)

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

The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 11, 2022.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and the Company’s consolidated results of operations, shareholders’ equity, and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, the allocation of transaction price among various performance obligations, the estimated customer life on deferred contract acquisition costs, the allowance for credit losses, the fair value of financial assets and liabilities, including the fair value of derivatives, the fair value of acquired intangible assets and goodwill, the useful lives of acquired intangible assets and property and equipment, the incremental borrowing rate for operating leases, loss contingency, the fair value of share purchase rights granted under the Company’s employee share purchase plan, and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the three months ended March 31, 2022.

Geographical Information

Revenue by geographical region can be found in the revenue recognition disclosure in Note 3 below. The following table presents the Company’s long-lived assets by geographic region, which consists of property and equipment, net and operating lease right-of-use assets:

	March 31, 2022	December 31, 2021
	(in thousands)
United States	$10,516	$10,845
Israel	17,564	18,165
Rest of world	3,532	3,678
Total long-lived assets	$31,612	$32,688

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$46,922	74%	$34,823	77%
Subscription	42,295	67	31,074	69
License	4,627	7	3,749	8
SaaS	16,774	26	10,264	23
Total subscription revenue	$63,696	100%	$45,087	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$39,717	62%	$28,292	63%
Israel	1,623	3	893	2
Rest of world	22,356	35	15,902	35
Total subscription revenue	$63,696	100%	$45,087	100%

Contract Balances

Of the $147.1 million and $102.8 million of deferred revenue recorded as of December 31, 2021 and 2020, respectively, the Company recognized $47.9 million and $32.9 million as revenue during the three months ended March 31, 2022 and 2021, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $172.1 million, which consists of billed considerations of $152.4 million and unbilled considerations of $19.7 million, that the Company expects to recognize as revenue. As of March 31, 2022, the Company expects to recognize 83% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

The following table represents a rollforward of deferred contract acquisition costs:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$14,391	$8,196
Additions to deferred contract acquisition costs	3,571	2,362
Amortization of deferred contract acquisition costs	(1,514)	(978)
Ending balance	$16,448	$9,580
Deferred contract acquisition costs (to be recognized in next 12 months)	$5,949	$3,655
Deferred contract acquisition costs, noncurrent	10,499	5,925
Total deferred contract acquisition costs	$16,448	$9,580

4. Short-Term Investments

Short-term investments consisted of the following:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$85,191	$—	$—	$85,191
Commercial paper	55,434	—	(251)	55,183
Corporate debt securities	119,531	2	(444)	119,089
Municipal securities	70,875	—	(143)	70,732
Government and agency debt	38,023	—	(145)	37,878
Marketable securities	283,863	2	(983)	282,882
Total short-term investments	$369,054	$2	$(983)	$368,073

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$90,704	$—	$—	$90,704
Commercial paper	56,448	—	(37)	56,411
Corporate debt securities	109,212	1	(151)	109,062
Municipal securities	71,046	—	(50)	70,996
Government and agency debt	25,698	—	(27)	25,671
Marketable securities	262,404	1	(265)	262,140
Total short-term investments	$353,108	$1	$(265)	$352,844

As of March 31, 2022, the contractual maturities of the Company’s marketable securities were all less than one year.

As of March 31, 2022 and December 31, 2021, the allowance for credit loss for the marketable securities was not material. See Note 12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2022
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$9,585	$9,585	$—
Commercial paper	1,998	—	1,998
Cash equivalents	11,583	9,585	1,998
Bank deposits	85,191	—	85,191
Commercial paper	55,183	—	55,183
Corporate debt securities	119,089	—	119,089
Municipal securities	70,732	—	70,732
Government and agency debt	37,878	—	37,878
Short-term investments	368,073	—	368,073
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	272	—	272
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	134	—	134
Restricted bank deposits included in prepaid expenses and other current assets	13	—	13
Restricted bank deposits included in other assets, noncurrent	240	—	240
Total financial assets	$380,315	$9,585	$370,730
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$161	$—	$161
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	8	—	8
Total financial liabilities	$169	$—	$169

	December 31, 2021
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$21,670	$21,670	$—
Municipal securities	175	—	175
Cash equivalents	21,845	21,670	175
Bank deposits	90,704	—	90,704
Commercial paper	56,411	—	56,411
Corporate debt securities	109,062	—	109,062
Municipal securities	70,996	—	70,996
Government and agency debt	25,671	—	25,671
Short-term investments	352,844	—	352,844
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	891	—	891
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	43	—	43
Restricted bank deposits included in prepaid expenses and other current assets	13	—	13
Restricted bank deposits included in other assets, noncurrent	243	—	243
Total financial assets	$375,879	$21,670	$354,209
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$16	$—	$16
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	5	—	5
Total financial liabilities	$21	$—	$21

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its bank deposits, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of March 31, 2022 and December 31, 2021, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$48,118	$45,971
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	8,955	4,975
Total derivative instruments	$57,073	$50,946

Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations

Derivative instruments that hedge the exposure to variability in expected future cash flows are designated as cash flow hedges. The Company records changes in the fair value of these derivatives in AOCI in the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Upon occurrence, the Company reclassifies the related gains or losses on the derivative to the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates. In case the Company discontinues cash flow hedges, it records the related amount in interest and other income, net, on the Condensed Consolidated Statements of Operations. Derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities are currently not designated as hedges for financial reporting purposes. The Company records changes in the fair value of these derivatives in interest and other income, net in the Condensed Consolidated Statements of Operations.

The effect of foreign currency contracts on the condensed consolidated statements of operations during the periods presented were as follows:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$(6)	$19	$—	$—
Research and development	(55)	120	—	—
Sales and marketing	(11)	36	—	—
General and administrative	(15)	43	—	—
Interest and other income, net	8	—	22	107
Total gains (losses) recognized in earnings	$(79)	$218	$22	$107

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred gains in AOCI as of March 31, 2022 are expected to be recognized as operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Computer and software	$6,742	$5,955
Furniture and office equipment	2,271	2,248
Leasehold improvements	5,432	4,893
Property and equipment, gross	14,445	13,096
Less: accumulated depreciation and amortization	(7,068)	(6,407)
Property and equipment, net	$7,377	$6,689

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued compensation and benefits	$17,641	$17,601
Accrued expenses	11,250	10,353
Accrued expenses and other current liabilities	$28,891	$27,954

8. Goodwill and Intangible Assets, Net

Goodwill

The following table represents the changes to goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2021	$247,776
Purchase accounting adjustment	179
Balance as of March 31, 2022	$247,955

Intangible Assets, Net

Intangible assets consisted of the following as of March 31, 2022:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(9,617)	$40,730	4.1
Customer relationships	5,541	(1,133)	4,408	4.9
Total	$55,888	$(10,750)	$45,138

Intangible assets consisted of the following as of December 31, 2021:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(7,011)	$43,336	4.3
Customer relationships	5,541	(897)	4,644	5.1
Total	$55,888	$(7,908)	$47,980

Amortization expenses for intangible assets were $2.8 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

The expected future amortization expenses by year related to the intangible assets as of March 31, 2022 are as follows:

March 31, 2022
(in thousands)
Year Ending December 31,
2022 (Remainder)	$8,523
2023	11,291
2024	10,590
2025	9,110
2026	5,241
Thereafter	383
Total	$45,138

9. Leases

The Company leases its office facilities under non-cancelable agreements that expire at various dates through August 2026.

Components of operating lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating lease cost	$1,860	$1,348
Short-term lease cost	88	43
Variable lease cost	92	90
Total operating lease cost	$2,040	$1,481

Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for operating leases	$1,887	$1,163

As of March 31, 2022, the weighted-average discount rate is 0.9% and the weighted-average remaining term is 3.7 years. Maturities of the Company’s operating lease liabilities as of March 31, 2022 were as follows:

March 31, 2022
(in thousands)
Year Ending December 31,
2022 (Remainder)	$5,549
2023	7,151
2024	6,114
2025	4,908
2026	1,823
Total operating lease payments	25,545
Less: imputed interest	(397)
Total operating lease liabilities	$25,148

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of March 31, 2022, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

March 31, 2022
(in thousands)
Year Ending December 31,
2022 (Remainder)	$6,825
2023	23,607
2024	18,273
2025	25,917
Total	$74,622

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

Former Company sales employees (the “Former Employees”), on behalf of themselves and other non-exempt sales employees, alleged the violation of various wage and hour laws and have sought to recover unpaid wages, statutory penalties, civil penalties, liquidated damages, and attorney’s fees pursuant to certain California and federal laws. The Company denies the allegations. The Company and Former Employees have agreed to resolve the dispute amicably for approximately $2.6 million, and are currently negotiating the final settlement agreement. The settlement is subject to an arbitrator’s approval. The company has accrued the estimated settlement amount as part of sales and marketing expenses during the fourth quarter of 2021.

11. Shareholders’ Equity and Equity Incentive Plans

Equity Incentive Plans

On January 1, 2022, the number of ordinary shares authorized for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) automatically increased by 5,541,716 shares pursuant to the terms of the 2020 Plan.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2021	9,865,601	$7.10	6.0	$224,538
Exercised	(1,017,669)	$1.76		$23,921
Forfeited	(175,993)	$12.70
Balance as of March 31, 2022	8,671,939	$7.61	6.1	$169,763
Exercisable as of March 31, 2022	5,133,740	$4.55	5.2	$115,458

The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 was $42.00. The total intrinsic value of option exercised during the three months ended March 31, 2021 was $75.4 million.

Restricted Share Units

A summary of RSU activity under the Company's equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	3,376,569	$46.03
Granted	1,063,034	$25.67
Vested	(109,416)	$57.22
Canceled/forfeited	(217,619)	$44.51
Unvested as of March 31, 2022	4,112,568	$40.55

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2021 was $64.33. The total release date fair value of RSUs was $2.7 million during the three months ended March 31, 2022. No RSUs vested during the three months ended March 31, 2021.

Employee Share Purchase Plan

On January 1, 2022, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 974,712 shares pursuant to the terms of ESPP. 154,550 ordinary shares were purchased during the three months ended March 31, 2022.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

March 31, 2022
Outstanding share options	8,671,939
Outstanding RSUs	4,112,568
Issuable ordinary shares related to business combinations	110,932
Shares available for future issuance under the 2020 Plan	17,614,639
Shares available for future issuance under ESPP	3,748,094
Total ordinary shares reserved	34,258,172

Share-Based Compensation

The share-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$1,306	$762
Research and development	5,132	1,829
Sales and marketing	4,755	2,723
General and administrative	2,881	6,436
Total share-based compensation expense	$14,074	$11,750

As of March 31, 2022, unrecognized share-based compensation cost related to unvested share-based compensation awards was $179.8 million, which is expected to be recognized over a weighted-average period of 3.2 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains (losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2021	$(264)	$875	$611
Other comprehensive loss before reclassifications	(717)	(843)	(1,560)
Net losses reclassified from AOCI	—	79	79
Other comprehensive loss	(717)	(764)	(1,481)
Balance as of March 31, 2022	$(981)	$111	$(870)

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2020	$(69)	$441	$372
Other comprehensive loss before reclassifications	(30)	(393)	(423)
Net gains reclassified from AOCI	—	(218)	(218)
Other comprehensive loss	(30)	(611)	(641)
Balance as of March 31, 2021	$(99)	$(170)	$(269)

13. Income Taxes

The Company’s quarterly tax provision, and estimates of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, as well as non-deductible expenses, such as share-based compensation, and changes in its valuation allowance. Income tax expense (benefit) was $0.8 million and $(2.4) million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense (benefit) for the periods consisted primarily of income taxes related to the U.S.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during three months ended March 31, 2022, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Our gross unrecognized tax benefits were $4.4 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(19,704)	$(7,895)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	97,883,814	92,679,756
Net loss per share, basic and diluted	$(0.20)	$(0.09)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2022	2021
Outstanding share options	9,346,102	12,504,417
Unvested RSUs	3,714,230	1,164,446
Share purchase rights under the ESPP	140,818	23,652
Issuable ordinary shares related to business combination	142,519	132,311
Total	13,343,669	13,824,826

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 11, 2022, or our Annual Report. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and under Part I, Item IA in our Annual Report.

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscription contributed 26% of our total revenue for the three months ended March 31, 2022, compared to 23% for the three months ended March 31, 2021.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on an annual and monthly basis. Revenue from subscriptions that provide our customers with access to multiple products represented approximately 93% of our total revenue for the three months ended March 31, 2022, compared to approximately 91% for the three months ended March 31, 2021. Revenue from Enterprise Plus subscription represented approximately 35% of our total revenue for the three months ended March 31, 2022, compared to approximately 29% for the three months ended March 31, 2021. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We had $427.7 million of cash, cash equivalents, and short-term investments as of March 31, 2022. We generated revenue of $63.7 million and $45.1 million for the three months ended March 31, 2022 and 2021, respectively, representing 41% growth. We incurred net loss of $19.7 million and $7.9 million for the three months ended March 31, 2022 and 2021, respectively, and generated operating cash flow of $5.0 million and $8.8 million during the three months ended March 31, 2022 and 2021, respectively.

COVID-19 Update

The COVID-19 pandemic has impacted worldwide economic activity, financial markets, and business practices since it emerged in 2020. During the three months ended March 31, 2022, as a result of the increased vaccination rate and less virulent strains, many government-imposed restrictions have been lightened or removed. We fully reopened all of our offices and are conducting business as usual. However, the end of the COVID-19 pandemic is still uncertain. We will continuously monitor and evaluate the situation and respond appropriately to support our employees, customers, partners and communities.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of March 31, 2022 and 2021, our net dollar retention rate was 131% and 130%, respectively.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of March 31, 2022, 599 of our customers had ARR of $100,000 or more, increasing from 537 customers as of December 31, 2021. We had 16 customers with ARR of at least $1.0 million as of March 31, 2022, increasing from 15 customers as of December 31, 2021.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$5,031	$8,811
Less: purchases of property and equipment	(1,143)	(1,135)
Free cash flow	$3,888	$7,676
Net cash used in investing activities	$(18,896)	$(27,890)
Net cash provided by financing activities	$5,155	$1,282

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$59,069	$41,338
License—self-managed	4,627	3,749
Total subscription revenue	63,696	45,087
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	13,643	8,236
License—self-managed(2)	220	191
Total cost of revenue—subscription	13,863	8,427
Gross profit	49,833	36,660
Operating expenses:
Research and development(1)(3)	27,101	13,836
Sales and marketing(1)(2)(3)	29,180	19,765
General and administrative(1)(3)(4)	12,691	13,671
Total operating expenses	68,972	47,272
Operating loss	(19,139)	(10,612)
Interest and other income, net	273	360
Loss before income taxes	(18,866)	(10,252)
Income tax expense (benefit)	838	(2,357)
Net loss	$(19,704)	$(7,895)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$1,306	$762
Research and development	5,132	1,829
Sales and marketing	4,755	2,723
General and administrative	2,881	6,436
Total share-based compensation expense	$14,074	$11,750

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,386	$—
Cost of revenue: license—self-managed	220	191
Sales and marketing	236	182
Total amortization expense of acquired intangible assets	$2,842	$373

(3) Includes acquisition-related costs as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$7	$—
Research and development	2,375	351
Sales and marketing	124	—
General and administrative	166	—
Total acquisition-related costs	$2,672	$351

(4) Includes legal settlement costs as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
General and administrative	$94	$—

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription—self-managed and SaaS	93%	92%
License—self-managed	7	8
Total subscription revenue	100	100
Cost of revenue:
Subscription—self-managed and SaaS	21	18
License—self-managed	1	1
Total cost of revenue—subscription	22	19
Gross profit	78	81
Operating expenses:
Research and development	42	31
Sales and marketing	46	44
General and administrative	20	30
Total operating expenses	108	105
Operating loss	(30)	(24)
Interest and other income, net	—	1
Loss before income taxes	(30)	(23)
Income tax expense (benefit)	1	(5)
Net loss	(31)%	(18)%

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentage)
Subscription—self-managed and SaaS	$59,069	$41,338	$17,731	43%
License—self-managed	4,627	3,749	878	23%
Total subscription revenue	$63,696	$45,087	$18,609	41%

Total subscription revenue increased $18.6 million, or 41%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Approximately $15.0 million of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentage)
Subscription—self-managed and SaaS	$13,643	$8,236	$5,407	66%
License—self-managed	220	191	29	15%
Total cost of revenue—subscription	$13,863	$8,427	$5,436	65%
Gross margin	78%	81%

Total cost of revenue increased $5.4 million, or 65%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to an increase of $2.4 million in amortization of intangibles mainly as a result of our acquisition of Vdoo Connected Trust Ltd. (“Vdoo”) in 2021, an increase of $1.5 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $0.5 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin was 78% for the three months ended March 31, 2022, compared to 81% for the three months ended March 31, 2021. The decrease reflects higher amortization expense as discussed above.

Operating Expenses

Research and Development

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentage)
Research and development	$27,101	$13,836	$13,265	96%

Research and development expense increased $13.3 million, or 96%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to an increase of $6.5 million in personnel-related expenses mainly as a result of increased headcount, including headcount from our acquisitions in 2021, an increase of $3.3 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $2.1 million in compensation expense associated with holdback and retention arrangements as part of our acquisitions in the third quarter of 2021.

Sales and Marketing

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentage)
Sales and marketing	$29,180	$19,765	$9,415	48%

Sales and marketing expense increased $9.4 million, or 48%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to an increase of $3.1 million in personnel-related expenses mainly as a result of increased headcount, an increase of $2.0 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $1.7 million in marketing program costs.

General and Administrative

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentage)
General and administrative	$12,691	$13,671	$(980)	(7)%

General and administrative expense decreased $1.0 million, or 7%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily attributable to a decrease of $3.6 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, partially offset by an increase of $1.6 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentage)
Cost of revenue: subscription–self-managed and SaaS	$1,306	$762	$544	71%
Research and development	5,132	1,829	3,303	181%
Sales and marketing	4,755	2,723	2,032	75%
General and administrative	2,881	6,436	(3,555)	(55)%
Total share-based compensation expense	$14,074	$11,750	$2,324	20%

Share-based compensation expenses increased $2.3 million, or 20%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily attributable to grants to new and existing employees. In addition, equity awards and holdback arrangements associated with our Vdoo acquisition resulted in $2.1 million share-based compensation expense for the three months ended March 31, 2022, primarily in research and development. The decrease in share-based compensation expense in general and administrative was due to $5.1 million expense recognized for the three month ended March 31, 2021 related to the RSU granted to our CEO, which fully vested in September 2021.

Interest and Other Income, Net

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentage)
Interest and other income, net	$273	$360	$(87)	(24)%

Interest and other income, net decreased $0.1 million, or 24%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to lower interest income on deposits and marketable investments as a result of lower investment balance.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentage)
Income tax expense (benefit)	$838	$(2,357)	$3,195	(136)%
Effective income tax rate	(4)%	23%

We recorded income tax expense of $0.8 million and income tax benefit of $2.4 million for the three months ended March 31, 2022 and 2021, respectively. This change was primarily a result of the mix of pre-tax income (loss) in different tax jurisdictions. Our effective tax rate was (4)% and 23% for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and business and asset acquisitions.

As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $427.7 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$5,031	$8,811
Net cash used in investing activities	$(18,896)	$(27,890)
Net cash provided by financing activities	$5,155	$1,282

Operating Activities

Net cash provided by operating activities of $5.0 million for three months ended March 31, 2022 was related to our net loss of $19.7 million adjusted for non-cash charges of $21.0 million, including share-based compensation expense of $14.1 million, and changes in our operating assets and liabilities of $3.7 million, primarily due to an increase of $5.3 million in deferred revenue driven by higher sales.

Net cash provided by operating activities of $8.8 million for the three months ended March 31, 2021 was related to our net loss of $7.9 million adjusted by non-cash charges of $15.4 million, including share-based compensation expense of $11.8 million, and changes in our operating assets and liabilities of $1.3 million, primarily due to an increase of $18.1 million in deferred revenue, partially offset by an increase of $14.4 million in accounts receivable. The increases in deferred revenue and accounts receivable were driven by higher sales.

Investing Activities

Net cash used in investing activities of $18.9 million for the three months ended March 31, 2022 was primarily the result of net purchases of short-term investments of $17.6 million and capital expenditure of $1.1 million.

Net cash used in investing activities of $27.9 million for the three months ended March 31, 2021 was the result of net purchases of short-term investments of $26.8 million and capital expenditure of $1.1 million.

Financing Activities

Net cash provided by financing activities of $5.2 million for the three months ended March 31, 2022 consisted primarily of proceeds from employee share purchases under our ESPP of $3.3 million and proceeds from exercise of share options of $1.8 million.

Net cash provided by financing activities of $1.3 million for the three months ended March 31, 2021 was related to proceeds from exercise of share options of $2.3 million, partially offset by net payments of $1.0 million to tax authorities associated with our employee equity transactions.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of March 31, 2022:

		Payments Due by Period
	Total	2022 (Remainder)	2023 and Thereafter
	(in thousands)
Operating lease obligations	$25,545	$5,549	$19,996
Purchase obligations	74,622	6,825	67,797
Total	$100,167	$12,374	$87,793

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the three months ended March 31, 2022.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three months ended March 31, 2022.

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

As of March 31, 2022, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of March 31, 2022.

Interest Rate Risk

As of March 31, 2022, we had cash and cash equivalents of $59.6 million, and short-term investments of $368.1 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, a hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of March 31, 2022.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading “Legal Proceedings” in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including geopolitical unrest resulting from Russia’s significant military action against Ukraine, changes in gross domestic product growth, rising inflation rates and interest rates, financial, and credit market fluctuations, natural catastrophes, the COVID-19 pandemic, warfare, protests and riots, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to such negative conditions in the general economy by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

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

Within the U.S., we anticipate increasing regulation of privacy, data protection and data security, including the adoption of more stringent laws. For example, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA, among other things, provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required us to modify our data practices and policies and to incur certain costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the recent Virginia Consumer Data Protection Act, enacted March 2021 and takes effect January 2023, the Colorado Privacy Act, enacted June 2021 and takes effect July 2023, and the Utah Consumer Privacy Act, enacted March 2022 and takes effect December 2023. These new state laws could increase our potential liability and adversely affect our business.

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

Among other requirements, the GDPR regulates transfers of personal data outside of the European Economic Area (“EEA”) to third countries that have not been found to provide adequate protection to such personal data, including the U.S. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon the Standard Contractual Clauses (“SCCs”). The “Schrems II” decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, invalidated the EU-U.S. Privacy Shield Framework as a mechanism to transfer personal data from the EEA to the U.S. In the same decision, the CJEU confirmed the validity of the SCCs, but advised that the SCCs must be considered on a case-by-case basis, in conjunction with an assessment as to whether national security laws conflict with the guarantees provided by the data importer under the SCCs. The European Commission has issued new SCCs that account for the CJEU’s “Schrems II” decision and that are required to be implemented over time. These developments represent a milestone in the regulation of cross-border data transfers, and require major changes to our data transfer policy, including the need to conduct legal, technical, and security assessments for each data transfer from the EEA to a country outside of the EEA. This means that we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also anticipate being required to engage in new contract negotiations with third parties that aid in processing data on our behalf, and entering into the new SCCs. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents.

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

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Additionally, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release stating that the French data protection authority had issued a similar decision. Other data protection authorities in the EU are increasingly focused on the use of online tracking tools and have indicated that they plan to issue similar rulings.

Further on January 31, 2020, the United Kingdom (“U.K.”) left the EU (commonly referred to as “Brexit”). The U.K. enacted legislation substantially implementing the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The U.K. has issued its own SCCs to support the transfer of personal data of the U,K. Aspects of U.K. data protection regulation remain, however, unclear in the medium to longer term. The European Commission and the U.K. government announced a EU-U.K. Trade Cooperation Agreement on December 24, 2020, and on June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty, and may be subject to modification or revocation in the future, with the U.K. potentially being considered a “third country” under the GDPR, with personal data transfers needing to be made subject to GDPR-compliant safeguards (for example, the SCCs). With uncertainty remaining over the interpretation and application of data protection law in the U.K., we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.

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

Security breaches and other security incidents that affect us may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our vendors or service providers’ systems and networks have not been breached or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. In addition, our customers and users may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data, including information about their software, source code, and security environment, stored within our products. As we continue to expand the products that we can offer our customers, including through the acquisition of complementary businesses, such as our acquisition of Vdoo in 2021, our products could have access to more sensitive information of our customers, which could result in greater adverse effects from security breaches and other security incidents. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Certain vulnerabilities under certain circumstances could be exploited if our customers do not patch vulnerable versions of the product. In the future, we also may experience security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, viruses or similar breaches or disruptions. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents.

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

We may be more susceptible to security breaches and other security incidents while many of our employees and employees of our service providers continue to work remotely some portion of the time in response to the COVID-19 pandemic, because we and our service providers have less capability to implement, monitor and enforce our information security and data protection policies for those employees. Based on the examples set in other recent incidents, the more widespread our platform and products become, the more they may be viewed by malicious cyber threat actors as an attractive target for such an attack. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures. Also, due to political uncertainty and significant military action associated with Russia’s invasion of Ukraine, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, website, and platform.

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

Our primary research and development operations are located in Israel. As of March 31, 2022, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, we had employees located in nine countries as of March 31, 2022. Our current international operations involve, and future initiatives will involve, a variety of risks, including:

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
•
changes in a specific country’s or region’s political or economic conditions, such as Russia’s significant military action against Ukraine and the associated geopolitical tensions and regional instability, as well as economic sanctions the U.S. and other countries have imposed on Russia and the impact of the foregoing on the global economy;
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

If we are unable to address these difficulties and challenges or other problems encountered in connection with our international operations and expansion, we may incur unanticipated liabilities or otherwise suffer harm to our business generally.

General Risk Factors

The ongoing COVID-19 pandemic could continue to harm our business and results of operations.

Two full years after the World Health Organization (“WHO”) declared the novel coronavirus disease (COVID-19) a pandemic, the COVID-19 pandemic continues to impact worldwide economic activity and financial markets. While we initially closed our offices and transitioned to a remote working model in response to the pandemic, as of March 31, 2022, we have fully reopened all of our offices. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce was not trained to be fully remote. Our employees historically have travelled frequently to establish and maintain relationships with one another, as well as our customers, partners, and investors. Due to the ongoing and uncertain nature of the pandemic caused in part by recent variants of COVID-19, it is unclear when or if our employees will be able to return to pre-pandemic levels of travel, which may impact our ability to establish and maintain relationships with our customers, partners and investors for the foreseeable future. Further, an increase in COVID-19 cases caused by new variants of the coronavirus may result in increased travel and other restrictions in the future, which will likely have an adverse impact on our business. As a result of COVID-19 we have experienced and expect to continue to experience an increase in the average length of sales cycles to onboard new customers, delays in new projects, and requests by some customers for extension of payment obligations, all of which adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

We have experienced slowed growth during the COVID-19 pandemic. We expect to continue to experience slowed growth for new customers and fewer orders from our existing customers for upgrades within our platform. We have experienced and expect to continue to experience an increase in the average length of sales cycles and delays in new projects, both of which have adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial condition will depend on certain developments, including: the duration and spread of the outbreak as may be affected by variants of the coronavirus; government responses to the pandemic and variants of the coronavirus; the efficacy of COVID-19 vaccines; the impact of the pandemic on the health and welfare of our employees and their families; its impact on our customers and our sales cycles; its impact on customer, industry, or technology-based community events; delays in onboarding new employees; and effects on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the COVID-19 pandemic may also affect our future performance.

As of the date of this Quarterly Report on Form 10-Q, the full impact of the COVID-19 pandemic on the global economy and the extent to which the pandemic may impact our financial condition or results of operations remain uncertain. Furthermore, because of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

In February 2022, pursuant to acquisition agreement related to our previous acquisition of a privately held company, we issued an aggregate of 48,183 ordinary shares as consideration to individuals and entities who were former service providers and/or shareholders of such company.

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

Date:	May 9, 2022	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2022	By:		/s/ Jacob Shulman
			Name:	Jacob Shulman
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)