Form 10-Q
period 2022-06-30
JFrog Ltd
filed 2022-08-04
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 99,312,863 ordinary shares, NIS 0.01 par value per share, outstanding.

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
•
our expectations about the impact of natural disasters, public health epidemics, such as COVID-19, protests or riots, geopolitical tensions or war, such as the war in Ukraine, and global economic conditions on our business, results of operations and financial condition; and
•
the future trading prices of our ordinary shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$55,194	$68,284
Short-term investments	374,957	352,844
Accounts receivable, net	53,004	50,483
Deferred contract acquisition costs	6,643	5,271
Prepaid expenses and other current assets	20,390	22,140
Total current assets	510,188	499,022
Property and equipment, net	7,650	6,689
Deferred contract acquisition costs, noncurrent	11,354	9,120
Operating lease right-of-use assets	25,585	25,999
Intangible assets, net	42,296	47,980
Goodwill	247,955	247,776
Other assets, noncurrent	12,649	15,942
Total assets	$857,677	$852,528
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,332	$10,868
Accrued expenses and other current liabilities	34,641	27,954
Operating lease liabilities	7,035	7,293
Deferred revenue	138,721	129,149
Total current liabilities	193,729	175,264
Deferred revenue, noncurrent	18,346	17,957
Operating lease liabilities, noncurrent	18,034	20,014
Other liabilities, noncurrent	2,144	712
Total liabilities	232,253	213,947
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 99,282,527 and 97,312,040 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	278	272
Additional paid-in capital	811,961	776,690
Accumulated other comprehensive income (loss)	(4,346)	611
Accumulated deficit	(182,469)	(138,992)
Total shareholders’ equity	625,424	638,581
Total liabilities and shareholders’ equity	$857,677	$852,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription—self-managed and SaaS	$63,679	$45,312	$122,748	$86,650
License—self-managed	4,128	3,345	8,755	7,094
Total subscription revenue	67,807	48,657	131,503	93,744
Cost of revenue:
Subscription—self-managed and SaaS	15,024	8,881	28,667	17,117
License—self-managed	220	190	440	381
Total cost of revenue—subscription	15,244	9,071	29,107	17,498
Gross profit	52,563	39,586	102,396	76,246
Operating expenses:
Research and development	28,945	16,688	56,046	30,524
Sales and marketing	31,991	22,026	61,171	41,791
General and administrative	14,037	15,103	26,728	28,774
Total operating expenses	74,973	53,817	143,945	101,089
Operating loss	(22,410)	(14,231)	(41,549)	(24,843)
Interest and other income, net	517	346	790	706
Loss before income taxes	(21,893)	(13,885)	(40,759)	(24,137)
Income tax expense (benefit)	1,880	(736)	2,718	(3,093)
Net loss	$(23,773)	$(13,149)	$(43,477)	$(21,044)

Net loss per share, basic and diluted	$(0.24)	$(0.14)	$(0.44)	$(0.23)
Weighted-average shares used in computing net loss per share, basic and diluted	98,955,711	93,665,527	98,422,723	93,175,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(23,773)	$(13,149)	$(43,477)	$(21,044)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities, net	(192)	66	(909)	36
Unrealized gains (losses) on derivative instruments, net	(3,284)	212	(4,048)	(399)
Other comprehensive income (loss)	(3,476)	278	(4,957)	(363)
Comprehensive loss	$(27,249)	$(12,871)	$(48,434)	$(21,407)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2022
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2022	98,641,858	$276	$795,808	$(870)	$(158,696)	$636,518
Issuance of ordinary shares upon exercise of share options	438,577	1	1,077	—	—	1,078
Issuance of ordinary shares upon release of restricted share units	202,092	1	(1)	—	—	—
Share-based compensation expense	—	—	15,077	—	—	15,077
Other comprehensive loss, net of tax	—	—	—	(3,476)	—	(3,476)
Net loss	—	—	—	—	(23,773)	(23,773)
Balance as of June 30, 2022	99,282,527	$278	$811,961	$(4,346)	$(182,469)	$625,424

	Three Months Ended June 30, 2021
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2021	93,467,841	$261	$642,090	$(269)	$(82,684)	$559,398
Issuance of ordinary shares upon exercise of share options	520,435	1	1,315	—	—	1,316
Share-based compensation expense	—	—	14,104	—	—	14,104
Other comprehensive income, net of tax	—	—	—	278	—	278
Net loss	—	—	—	—	(13,149)	(13,149)
Balance as of June 30, 2021	93,988,276	$262	$657,509	$9	$(95,833)	$561,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2022
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	97,312,040	$272	$776,690	$611	$(138,992)	$638,581
Issuance of ordinary shares upon exercise of share options	1,456,246	4	2,869	—	—	2,873
Issuance of ordinary shares upon release of restricted share units	311,508	1	(1)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	154,550	1	3,252	—	—	3,253
Issuance of ordinary shares related to business combination	48,183	—	—	—	—	—
Share-based compensation expense	—	—	29,151	—	—	29,151
Other comprehensive loss, net of tax	—	—	—	(4,957)	—	(4,957)
Net loss	—	—	—	—	(43,477)	(43,477)
Balance as of June 30, 2022	99,282,527	$278	$811,961	$(4,346)	$(182,469)	$625,424

	Six Months Ended June 30, 2021
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	92,112,447	$257	$628,054	$372	$(74,789)	$553,894
Issuance of ordinary shares upon exercise of share options	1,826,006	5	3,601	—	—	3,606
Issuance of ordinary shares related to business combination	49,823	—	—	—	—	—
Share-based compensation expense	—	—	25,854	—	—	25,854
Other comprehensive loss, net of tax	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(21,044)	(21,044)
Balance as of June 30, 2021	93,988,276	$262	$657,509	$9	$(95,833)	$561,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(43,477)	$(21,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,091	2,082
Share-based compensation expense	29,151	25,854
Non-cash operating lease expense	3,602	2,658
Net amortization of premium or discount on investments	2,388	2,886
Changes in operating assets and liabilities:
Accounts receivable	(2,521)	978
Prepaid expenses and other assets	4,136	(1,373)
Deferred contract acquisition costs	(3,606)	(2,280)
Accounts payable	2,227	(169)
Accrued expenses and other liabilities	5,457	4,706
Operating lease liabilities	(5,426)	(2,642)
Deferred revenue	9,961	16,328
Net cash provided by operating activities	8,983	27,984
Cash flows from investing activities:
Purchases of short-term investments	(181,279)	(151,214)
Maturities and sales of short-term investments	155,869	225,954
Purchases of property and equipment	(2,131)	(2,274)
Payments related to business combination	(179)	—
Prepayment for purchase of intangible asset	—	(600)
Net cash provided by (used in) investing activities	(27,720)	71,866
Cash flows from financing activities:
Proceeds from exercise of share options	2,873	3,606
Proceeds from employee share purchase plan	3,253	—
Payments to tax authorities from employee equity transactions, net	(495)	(8,707)
Net cash provided by (used in) financing activities	5,631	(5,101)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,106)	94,749
Cash, cash equivalents, and restricted cash—beginning of period	68,540	164,739
Cash, cash equivalents, and restricted cash—end of period	$55,434	$259,488
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$55,194	$259,220
Restricted cash included in prepaid expenses and other current assets	13	13
Restricted cash included in other assets, noncurrent	227	255
Total cash, cash equivalents, and restricted cash	$55,434	$259,488

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and the Company’s consolidated results of operations and shareholders’ equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the six months ended June 30, 2022.

Geographical Information

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consists of property and equipment, net and operating lease right-of-use assets:

	June 30, 2022	December 31, 2021
	(in thousands)
United States	$10,290	$10,845
Israel	19,672	18,165
Rest of world	3,273	3,678
Total long-lived assets	$33,235	$32,688

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$48,569	72%	$37,190	76%	$95,491	73%	$72,013	77%
Subscription	44,441	66	33,845	69	86,736	66	64,919	69
License	4,128	6	3,345	7	8,755	7	7,094	8
SaaS	19,238	28	11,467	24	36,012	27	21,731	23
Total subscription revenue	$67,807	100%	$48,657	100%	$131,503	100%	$93,744	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$43,022	63%	$30,392	62%	$82,739	63%	$58,684	63%
Israel	1,712	3	1,165	3	3,335	3	2,058	2
Rest of world	23,073	34	17,100	35	45,429	34	33,002	35
Total subscription revenue	$67,807	100%	$48,657	100%	$131,503	100%	$93,744	100%

Contract Balances

Of the $152.4 million and $121.0 million of deferred revenue recorded as of March 31, 2022 and 2021, respectively, the Company recognized $51.6 million and $37.3 million as revenue during the three months ended June 30, 2022 and 2021, respectively. Of the $147.1 million and $102.8 million of deferred revenue recorded as of December 31, 2021 and 2020, respectively, the Company recognized $85.6 million and $57.3 million as revenue during the six months ended June 30, 2022 and 2021, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $184.7 million, which consists of billed considerations of $157.1 million and unbilled considerations of $27.6 million, that the Company expects to recognize as revenue. As of June 30, 2022, the Company expects to recognize 80% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $1.7 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $3.2 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively.

4. Short-Term Investments

Short-term investments consisted of the following:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$83,458	$—	$—	$83,458
Certificates of deposit	1,950	—	(15)	1,935
Commercial paper	54,262	—	(303)	53,959
Corporate debt securities	115,412	6	(488)	114,930
Municipal securities	61,256	3	(142)	61,117
Government and agency debt	59,792	10	(244)	59,558
Marketable securities	292,672	19	(1,192)	291,499
Total short-term investments	$376,130	$19	$(1,192)	$374,957

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$90,704	$—	$—	$90,704
Commercial paper	56,448	—	(37)	56,411
Corporate debt securities	109,212	1	(151)	109,062
Municipal securities	71,046	—	(50)	70,996
Government and agency debt	25,698	—	(27)	25,671
Marketable securities	262,404	1	(265)	262,140
Total short-term investments	$353,108	$1	$(265)	$352,844

The following table summarizes the Company’s marketable securities by contractual maturities:

June 30, 2022
(in thousands)
Due in 1 year or less	$256,535
Due in 1 year through 2 years	34,964
Total	$291,499

As of June 30, 2022 and December 31, 2021, the unrealized losses related to marketable securities were determined not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2022
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$6,261	$6,261	$—
Bank deposits	2,300	—	2,300
Commercial paper	1,998	—	1,998
Cash equivalents	10,559	6,261	4,298
Bank deposits	83,458	—	83,458
Certificates of deposit	1,935	—	1,935
Commercial paper	53,959	—	53,959
Corporate debt securities	114,930	—	114,930
Municipal securities	61,117	—	61,117
Government and agency debt	59,558	—	59,558
Short-term investments	374,957	—	374,957
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	79	—	79
Restricted bank deposits included in prepaid expenses and other current assets	13	—	13
Restricted bank deposits included in other assets, noncurrent	227	—	227
Total financial assets	$385,835	$6,261	$379,574
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$3,173	$—	$3,173
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	265	—	265
Total financial liabilities	$3,438	$—	$3,438

	December 31, 2021
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$21,670	$21,670	$—
Municipal securities	175	—	175
Cash equivalents	21,845	21,670	175
Bank deposits	90,704	—	90,704
Commercial paper	56,411	—	56,411
Corporate debt securities	109,062	—	109,062
Municipal securities	70,996	—	70,996
Government and agency debt	25,671	—	25,671
Short-term investments	352,844	—	352,844
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	891	—	891
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	43	—	43
Restricted bank deposits included in prepaid expenses and other current assets	13	—	13
Restricted bank deposits included in other assets, noncurrent	243	—	243
Total financial assets	$375,879	$21,670	$354,209
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$16	$—	$16
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	5	—	5
Total financial liabilities	$21	$—	$21

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its bank deposits, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of June 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$46,670	$45,971
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	9,703	4,975
Total derivative instruments	$56,373	$50,946

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

The effect of foreign currency contracts on the condensed consolidated statements of operations during the periods presented were as follows:

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$(121)	$2	$(127)	$21	$—	$—	$—	$—
Research and development	(854)	12	(909)	132	—	—	—	—
Sales and marketing	(191)	4	(202)	40	—	—	—	—
General and administrative	(235)	4	(250)	47	—	—	—	—
Interest and other income, net	—	8	8	8	(422)	(38)	(400)	69
Total gains (losses) recognized in earnings	$(1,401)	$30	$(1,480)	$248	$(422)	$(38)	$(400)	$69

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of June 30, 2022 are expected to be recognized as operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Computer and software	$7,437	$5,955
Furniture and office equipment	2,412	2,248
Leasehold improvements	5,557	4,893
Property and equipment, gross	15,406	13,096
Less: accumulated depreciation and amortization	(7,756)	(6,407)
Property and equipment, net	$7,650	$6,689

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation and benefits	$18,576	$17,601
Accrued expenses	16,065	10,353
Accrued expenses and other current liabilities	$34,641	$27,954

8. Goodwill and Intangible Assets, Net

Goodwill

The following table represents the changes to goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2021	$247,776
Purchase accounting adjustment	179
Balance as of June 30, 2022	$247,955

Intangible Assets, Net

Intangible assets consisted of the following as of June 30, 2022:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(12,223)	$38,124	3.8
Customer relationships	5,541	(1,369)	4,172	4.6
Total	$55,888	$(13,592)	$42,296

Intangible assets consisted of the following as of December 31, 2021:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(7,011)	$43,336	4.3
Customer relationships	5,541	(897)	4,644	5.1
Total	$55,888	$(7,908)	$47,980

Amortization expenses for intangible assets were $2.8 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $5.7 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

The expected future amortization expenses by year related to the intangible assets as of June 30, 2022 are as follows:

June 30, 2022
(in thousands)
Year Ending December 31,
2022 (Remainder)	$5,682
2023	11,291
2024	10,590
2025	9,110
2026	5,241
Thereafter	382
Total	$42,296

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through 2028.

Components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$1,891	$1,317	$3,751	$2,665
Short-term lease cost	167	21	255	64
Variable lease cost	100	105	192	195
Total operating lease cost	$2,158	$1,443	$4,198	$2,924

Supplementary cash flow information related to operating leases was as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash paid for operating leases	$3,770	$2,552
ROU assets obtained in exchange for new operating lease liabilities	$1,236	$—
Adjustment to ROU assets upon modification of existing lease	$1,952	$—

As of June 30, 2022, the weighted-average discount rate is 1.2% and the weighted-average remaining term is 3.8 years. Maturities of the Company’s operating lease liabilities as of June 30, 2022 were as follows:

June 30, 2022
(in thousands)
Year Ending December 31,
2022 (Remainder)	$3,650
2023	7,130
2024	6,173
2025	5,691
2026	2,963
Total operating lease payments	25,607
Less: imputed interest	(538)
Total operating lease liabilities	$25,069

As of June 30, 2022, the Company had additional operating lease obligations of $10.8 million related to facility leases commencing during the remainder of 2022 and 2023 with lease terms of 4 to 5.5 years.

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of June 30, 2022, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

June 30, 2022
(in thousands)
Year Ending December 31,
2022 (Remainder)	$2,995
2023	23,087
2024	18,995
2025	38,817
Total	$83,894

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

Former Company sales employees (the “Former Employees”), on behalf of themselves and other non-exempt sales employees, alleged the violation of various wage and hour laws and have sought to recover unpaid wages, statutory penalties, civil penalties, liquidated damages, and attorney’s fees pursuant to certain California and federal laws. The Company denies the allegations. The Company and Former Employees have agreed to resolve the dispute amicably for approximately $2.6 million. The settlement is subject to an arbitrator’s approval, and a final approval hearing is scheduled for September 6, 2022. The Company has accrued the estimated settlement amount as part of sales and marketing expenses during the fourth quarter of 2021.

11. Shareholders’ Equity and Equity Incentive Plans

Equity Incentive Plans

On January 1, 2022, the number of ordinary shares authorized for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) automatically increased by 5,541,716 shares pursuant to the terms of the 2020 Plan.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2021	9,865,601	$7.10	6.0	$224,538
Exercised	(1,456,246)	$1.97		$32,111
Forfeited	(291,933)	$14.30
Balance as of June 30, 2022	8,117,422	$7.76	5.9	$112,907
Exercisable as of June 30, 2022	5,195,552	$4.94	5.2	$85,202

Restricted Share Units

A summary of RSU activity under the Company's equity incentive plan is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	3,376,569	$46.03
Granted	5,055,138	$20.49
Vested and released	(311,508)	$52.19
Canceled/forfeited	(427,731)	$43.42
Unvested as of June 30, 2022	7,692,468	$29.14

The total release date fair value of RSUs was $6.5 million during the six months ended June 30, 2022.

Employee Share Purchase Plan

On January 1, 2022, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 974,712 shares pursuant to the terms of ESPP. 154,550 ordinary shares were purchased during the six months ended June 30, 2022.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

June 30, 2022
Outstanding share options	8,117,422
Outstanding RSUs	7,692,468
Issuable ordinary shares related to business combinations	110,932
Shares available for future issuance under the 2020 Plan	13,948,587
Shares available for future issuance under ESPP	3,748,094
Total ordinary shares reserved	33,617,503

Share-Based Compensation

The share-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$1,613	$824	$2,919	$1,586
Research and development	5,330	2,680	10,462	4,509
Sales and marketing	4,792	3,522	9,547	6,245
General and administrative	3,342	7,078	6,223	13,514
Total share-based compensation expense	$15,077	$14,104	$29,151	$25,854

As of June 30, 2022, unrecognized share-based compensation cost related to unvested share-based compensation awards was $230.6 million, which is expected to be recognized over a weighted-average period of 3.4 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2021	$(264)	$875	$611
Other comprehensive loss before reclassifications	(908)	(5,528)	(6,436)
Net realized losses (gains) reclassified from AOCI	(1)	1,480	1,479
Other comprehensive loss	(909)	(4,048)	(4,957)
Balance as of June 30, 2022	$(1,173)	$(3,173)	$(4,346)

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2020	$(69)	$441	$372
Other comprehensive income (loss) before reclassifications	40	(151)	(111)
Net realized gains reclassified from AOCI	(4)	(248)	(252)
Other comprehensive income (loss)	36	(399)	(363)
Balance as of June 30, 2021	$(33)	$42	$9

13. Income Taxes

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, as well as non-deductible expenses, such as share-based compensation, and changes in its valuation allowance. Income tax expense (benefit) was $1.9 million and $(0.7) million for the three months ended June 30, 2022 and 2021, respectively, and $2.7 million and $(3.1) million for the six months ended June 30, 2022 and 2021, respectively. The income tax expense (benefit) for the periods consisted primarily of income taxes related to the U.S.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during six months ended June 30, 2022, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Gross unrecognized tax benefits were $4.4 million as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(23,773)	$(13,149)	$(43,477)	$(21,044)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	98,955,711	93,665,527	98,422,723	93,175,364
Net loss per share, basic and diluted	$(0.24)	$(0.14)	$(0.44)	$(0.23)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding share options	8,362,407	11,434,553	8,851,537	11,966,795
Unvested RSUs	5,023,261	1,724,973	4,372,362	1,446,258
Share purchase rights under the ESPP	119,669	70,956	130,185	47,827
Issuable ordinary shares related to business combination	110,932	99,649	126,638	115,890
Total	13,616,269	13,330,131	13,480,722	13,576,770

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscription contributed 28% and 27% of our total revenue for the three and six months ended June 30, 2022, respectively, compared to 24% and 23%, respectively, for the corresponding periods in 2021.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on an annual, multi-year and monthly basis. Revenue from subscriptions that provide our customers with access to multiple products represented approximately 94% of our total revenue for the three and six months ended June 30, 2022, compared to 92% for the corresponding periods in 2021. Revenue from Enterprise Plus subscription represented approximately 36% of our total revenue for the three and six months ended June 30, 2022, compared to approximately 32% and 30%, respectively, for the corresponding periods in 2021. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We had $430.2 million of cash, cash equivalents, and short-term investments as of June 30, 2022. We generated revenue of $67.8 million and $48.7 million for the three months ended June 30, 2022 and 2021, respectively, representing 39% growth. We generated revenue of $131.5 million and $93.7 million for the six months ended June 30, 2022 and 2021, respectively, representing 40% growth. We incurred net loss of $23.8 million and $13.1 million for the three months ended June 30, 2022 and 2021, respectively, and $43.5 million and $21.0 million for the six months ended June 30, 2022 and 2021, respectively. We generated operating cash flow of $9.0 million and $28.0 million during the six months ended June 30, 2022 and 2021, respectively.

COVID-19 Update

The COVID-19 pandemic has impacted worldwide economic activity, financial markets, and business practices since it emerged in 2020. Since the first quarter of 2022, as a result of the increased vaccination rate and less virulent strains, many government-imposed restrictions have been lightened or removed. We fully reopened all of our offices and are conducting business as usual under hybrid working schedules. However, the end of the COVID-19 pandemic is still uncertain. We will continuously monitor and evaluate the situation and respond appropriately to support our employees, customers, partners and communities.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of June 30, 2022 and 2021, our net dollar retention rate was 132% and 129%, respectively.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of June 30, 2022, 647 of our customers had ARR of $100,000 or more, increasing from 537 customers as of December 31, 2021. We had 17 customers with ARR of at least $1.0 million as of June 30, 2022, increasing from 15 customers as of December 31, 2021.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$8,983	$27,984
Less: purchases of property and equipment	(2,131)	(2,274)
Free cash flow	$6,852	$25,710
Net cash provided by (used in) investing activities	$(27,720)	$71,866
Net cash provided by (used in) financing activities	$5,631	$(5,101)

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$63,679	$45,312	$122,748	$86,650
License—self-managed	4,128	3,345	8,755	7,094
Total subscription revenue	67,807	48,657	131,503	93,744
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	15,024	8,881	28,667	17,117
License—self-managed(2)	220	190	440	381
Total cost of revenue—subscription	15,244	9,071	29,107	17,498
Gross profit	52,563	39,586	102,396	76,246
Operating expenses:
Research and development(1)(3)	28,945	16,688	56,046	30,524
Sales and marketing(1)(2)(3)	31,991	22,026	61,171	41,791
General and administrative(1)(3)(4)	14,037	15,103	26,728	28,774
Total operating expenses	74,973	53,817	143,945	101,089
Operating loss	(22,410)	(14,231)	(41,549)	(24,843)
Interest and other income, net	517	346	790	706
Loss before income taxes	(21,893)	(13,885)	(40,759)	(24,137)
Income tax expense (benefit)	1,880	(736)	2,718	(3,093)
Net loss	$(23,773)	$(13,149)	$(43,477)	$(21,044)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$1,613	$824	$2,919	$1,586
Research and development	5,330	2,680	10,462	4,509
Sales and marketing	4,792	3,522	9,547	6,245
General and administrative	3,342	7,078	6,223	13,514
Total share-based compensation expense	$15,077	$14,104	$29,151	$25,854
(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,386	$—	$4,772	$—
Cost of revenue: license—self-managed	220	190	440	381
Sales and marketing	236	182	472	364
Total amortization expense of acquired intangible assets	$2,842	$372	$5,684	$745

(3) Includes acquisition-related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$6	$—	$13	$—
Research and development	2,149	351	4,524	702
Sales and marketing	112	—	236	—
General and administrative	68	361	234	361
Total acquisition-related costs	$2,335	$712	$5,007	$1,063

(4) Includes legal settlement costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
General and administrative	$122	$—	$216	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription—self-managed and SaaS	94%	93%	93%	92%
License—self-managed	6	7	7	8
Total subscription revenue	100	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	22	18	22	18
License—self-managed	—	1	—	1
Total cost of revenue—subscription	22	19	22	19
Gross profit	78	81	78	81
Operating expenses:
Research and development	43	34	43	32
Sales and marketing	47	45	47	45
General and administrative	21	31	20	31
Total operating expenses	111	110	110	108
Operating loss	(33)	(29)	(32)	(27)
Interest and other income, net	1	—	1	1
Loss before income taxes	(32)	(29)	(31)	(26)
Income tax expense (benefit)	3	(2)	2	(4)
Net loss	(35)%	(27)%	(33)%	(22)%

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$63,679	$45,312	$18,367	41%
License—self-managed	4,128	3,345	783	23%
Total subscription revenue	$67,807	$48,657	$19,150	39%

Total subscription revenue increased $19.2 million, or 39%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Approximately $16.2 million of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$15,024	$8,881	$6,143	69%
License—self-managed	220	190	30	16%
Total cost of revenue—subscription	$15,244	$9,071	$6,173	68%
Gross margin	78%	81%

Total cost of revenue increased $6.2 million, or 68%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to an increase of $2.4 million in amortization of intangibles mainly as a result of our acquisition of Vdoo Connected Trust Ltd. (“Vdoo”) in the third quarter of 2021, an increase of $1.7 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $0.8 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin was 78% for the three months ended June 30, 2022, compared to 81% for the three months ended June 30, 2021. The decrease reflects higher amortization expense as discussed above.

Operating Expenses

Research and Development

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$28,945	$16,688	$12,257	73%

Research and development expense increased $12.3 million, or 73%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to an increase of $6.0 million in personnel-related expenses mainly as a result of increased headcount, including headcount from our acquisitions in 2021, an increase of $2.7 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $2.1 million in compensation expense associated with holdback and retention arrangements as part of our acquisitions in 2021.

Sales and Marketing

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$31,991	$22,026	$9,965	45%

Sales and marketing expense increased $10.0 million, or 45%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to an increase of $3.4 million in personnel-related expenses mainly as a result of increased headcount, an increase of $2.5 million in marketing program costs, and an increase of $1.3 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

General and Administrative

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$14,037	$15,103	$(1,066)	(7)%

General and administrative expense decreased $1.1 million, or 7%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily attributable to a decrease of $3.7 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, partially offset by an increase of $2.0 million in in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$1,613	$824	$789	96%
Research and development	5,330	2,680	2,650	99%
Sales and marketing	4,792	3,522	1,270	36%
General and administrative	3,342	7,078	(3,736)	(53)%
Total share-based compensation expense	$15,077	$14,104	$973	7%

Share-based compensation expenses increased $1.0 million, or 7%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily attributable to grants to new and existing employees. In addition, equity awards and holdback arrangements associated with our Vdoo acquisition resulted in $1.8 million share-based compensation expense during the three months ended June 30, 2022, primarily in research and development. The decrease in share-based compensation expense in general and administrative was due to $5.1 million expense recognized for the three months ended June 30, 2021 related to the RSU granted to our CEO, which fully vested in September 2021.

Interest and Other Income, Net

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$517	$346	$171	49%

Interest and other income, net was not significant for the three months ended June 30, 2022 and 2021.

Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$1,880	$(736)	$2,616	(355)%
Effective income tax rate	(9)%	5%

We recorded income tax expense of $1.9 million and income tax benefit of $0.7 million for the three months ended June 30, 2022 and 2021, respectively. This change was primarily a result of the mix of pre-tax income (loss) in different tax jurisdictions. Our effective tax rate was (9)% and 5% for the three months ended June 30, 2022 and 2021, respectively. Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in these jurisdictions, as well as non-deductible expenses, such as share-based compensation, and change in our valuation allowance.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$122,748	$86,650	$36,098	42%
License—self-managed	8,755	7,094	1,661	23%
Total subscription revenue	$131,503	$93,744	$37,759	40%

Total subscription revenue increased $37.8 million, or 40%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Approximately $32.5 million of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$28,667	$17,117	$11,550	67%
License—self-managed	440	381	59	15%
Total cost of revenue—subscription	$29,107	$17,498	$11,609	66%
Gross margin	78%	81%

Total cost of revenue increased $11.6 million, or 66%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to an increase of $4.8 million in amortization of intangibles mainly as a result of our acquisition of Vdoo, an increase of $3.2 million in personnel-related expenses mainly as a result of increased headcount, an increase of $1.3 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $1.0 million in hosting costs from increased usage.

Gross margin was 78% for the six months ended June 30, 2022, compared to 81% for the six months ended June 30, 2021. The decrease reflects higher amortization expense as discussed above.

Operating Expenses

Research and Development

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$56,046	$30,524	$25,522	84%

Research and development expense increased $25.5 million, or 84%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to an increase of $12.6 million in personnel-related expenses mainly as a result of increased headcount, including headcount from our acquisitions, an increase of $6.0 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $4.3 million in compensation expense associated with holdback and retention arrangements as part of our acquisitions.

Sales and Marketing

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$61,171	$41,791	$19,380	46%

Sales and marketing expense increased $19.4 million, or 46%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to an increase of $6.5 million in personnel-related expenses mainly as a result of increased headcount, an increase of $4.2 million in marketing program costs, and an increase of $3.3 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

General and Administrative

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$26,728	$28,774	$(2,046)	(7)%

General and administrative expense decreased $2.0 million, or 7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily attributable to a decrease of $7.3 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, partially offset by an increase of $3.6 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$2,919	$1,586	$1,333	84%
Research and development	10,462	4,509	5,953	132
Sales and marketing	9,547	6,245	3,302	53
General and administrative	6,223	13,514	(7,291)	(54)
Total share-based compensation expense	$29,151	$25,854	$3,297	13%

Share-based compensation expenses increased $3.3 million, or 13%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily attributable to grants to new and existing employees. In addition, equity awards and holdback arrangements associated with our Vdoo acquisition resulted in $3.8 million share-based compensation expense for the six months ended June 30, 2022, primarily in research and development. The decrease in share-based compensation expense in general and administrative was due to $10.3 million expense recognized for the six months ended June 30, 2021 related to the RSU granted to our CEO, which fully vested in September 2021.

Interest and Other Income, Net

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$790	$706	$84	12%

Interest and other income, net was not significant for the six months ended June 30, 2022 and 2021.

Income Tax Expense (Benefit)

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$2,718	$(3,093)	$5,811	(188)%
Effective income tax rate	(7)%	13%

We recorded income tax expense of $2.7 million and income tax benefit of $3.1 million for six months ended June 30, 2022 and 2021, respectively. This change was primarily a result of the mix of pre-tax income (loss) in different tax jurisdictions. Our effective tax rate was (7)% and 13% for six months ended June 30, 2022 and 2021, respectively. Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in these jurisdictions, as well as non-deductible expenses, such as share-based compensation, and change in our valuation allowance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and business and asset acquisitions.

As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $430.2 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$8,983	$27,984
Net cash provided by (used in) investing activities	$(27,720)	$71,866
Net cash provided by (used in) financing activities	$5,631	$(5,101)

Operating Activities

Net cash provided by operating activities of $9.0 million for six months ended June 30, 2022 was related to our net loss of $43.5 million adjusted for non-cash charges of $42.2 million, including share-based compensation expense of $29.2 million and depreciation and amortization expense of $7.1 million, and changes in our operating assets and liabilities of $10.2 million. The changes in our operating assets and liabilities were primarily related to an increase of $10.0 million in deferred revenue driven by higher sales and an increase of $5.5 million in accrued expense and other liabilities mostly due to higher income tax payables, partially offset by a decrease of $5.4 million in operating lease liabilities as a result of payments and revaluation of lease liabilities denominated in currencies other than our functional currency.

Net cash provided by operating activities of $28.0 million for the six months ended June 30, 2021 was related to our net loss of $21.0 million adjusted by non-cash charges of $33.5 million, including share-based compensation expense of $25.9 million, and changes in our operating assets and liabilities of $15.5 million, primarily due to an increase of $16.3 million in deferred revenue driven by higher sales.

Investing Activities

Net cash used in investing activities of $27.7 million for the six months ended June 30, 2022 consisted primarily of net purchase of short-term investments of $25.4 million and capital expenditure of $2.1 million.

Net cash provided by investing activities of $71.9 million for the six months ended June 30, 2021 consisted primarily of net proceeds from sales and maturities of short-term investments of $74.7 million, partially offset by capital expenditure of $2.3 million.

Financing Activities

Net cash provided by financing activities of $5.6 million for the six months ended June 30, 2022 consisted of proceeds from employee share purchases under our ESPP of $3.3 million and proceeds from exercise of share options of $2.9 million, partially offset by net payments of $0.5 million to tax authorities associated with our employee equity transactions.

Net cash used in financing activities of $5.1 million for the six months ended June 30, 2021 consisted of net payments of $8.7 million to tax authorities associated with our employee equity transactions, partially offset by proceeds from exercise of share options of $3.6 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of June 30, 2022:

		Payments Due by Period
	Total	2022 (Remainder)	2023 and Thereafter
	(in thousands)
Operating lease obligations	$36,426	$3,837	$32,589
Purchase obligations	83,894	2,995	80,899
Total	$120,320	$6,832	$113,488

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the six months ended June 30, 2022.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three and six months ended June 30, 2022.

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

As of June 30, 2022, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of June 30, 2022.

Interest Rate Risk

As of June 30, 2022, we had cash and cash equivalents of $55.2 million, and short-term investments of $375.0 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of June 30, 2022.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than its impact on the general economy. However, if our costs, in particular labor, sales and marketing and hosting costs, were to become subject to inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including geopolitical unrest resulting from Russia’s significant military action against Ukraine, changes in gross domestic product growth, rising inflation rates and interest rates, financial, and credit market fluctuations, supply chain constraints, natural catastrophes, the COVID-19 pandemic, warfare, protests and riots, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business.

For example, the United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021 and has increased to more than 9.1% as of June 2022. The existence of inflation in the U.S. and global economy has and may continue to result in, higher interest rates and capital costs, increased costs of labor, fluctuating exchange rates and other similar effects. If the inflation rate continues to increase, it could affect our expenses, especially employee compensation. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced operating budgets. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to such negative conditions in the general economy by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

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

Within the U.S., we anticipate increasing regulation of privacy, data protection and data security, including the adoption of more stringent laws. For example, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA, among other things, provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required us to modify our data practices and policies and to incur certain costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the recent Virginia Consumer Data Protection Act, enacted March 2021 and takes effect January 2023, the Colorado Privacy Act, enacted June 2021 and takes effect July 2023, the Utah Consumer Privacy Act, enacted March 2022 and takes effect December 2023, and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, enacted May 2022 and takes effect July 2023. The U.S. federal government also is contemplating federal privacy legislation. These newly proposed or enacted laws could increase our potential liability and adversely affect our business.

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

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Additionally, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release stating that the French data protection authority had issued a similar decision. On June 23, 2022, the Italian data protection authority adopted a similar decision. Other data protection authorities in the EU are increasingly focused on the use of online tracking tools and have indicated that they plan to issue similar rulings.

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

Our primary research and development operations are located in Israel. As of June 30, 2022, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, we had employees located in nine countries as of June 30, 2022. Our current international operations involve, and future initiatives will involve, a variety of risks, including:

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

•
changes in a specific country’s or region’s political or economic conditions, such as Russia’s significant military action against Ukraine and the associated geopolitical tensions and regional instability, as well as economic sanctions the U.S. and other countries have imposed on Russia and certain of its allies and the impact of the foregoing on the global economy;
•
risks resulting from the COVID-19 pandemic, including uncertainty regarding how the U.S. or foreign governments will act with respect to the ongoing pandemic;
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

More than two years after the World Health Organization (“WHO”) declared the novel coronavirus disease (COVID-19) a pandemic, the COVID-19 pandemic continues to impact worldwide economic activity and financial markets. While we initially transitioned to a remote working model in response to the pandemic, as of June 30, 2022, we have fully reopened all of our offices and conduct our business as usual under hybrid working schedules. The changes we have implemented to date to allow for remote and hybrid working models and telecommuting in certain circumstances have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce was not trained to be fully remote. Our employees historically have travelled frequently to establish and maintain relationships with one another, as well as our customers, partners, and investors. Due to the ongoing and uncertain nature of the pandemic caused in part by recent variants of COVID-19, it is unclear when or if our employees will be able to return to pre-pandemic levels of travel, which may impact our ability to establish and maintain relationships with our customers, partners and investors for the foreseeable future. Further, an increase in COVID-19 cases caused by new variants of the coronavirus may result in increased pandemic-related restrictions in the future, which will likely have an adverse impact on our business. As a result of COVID-19 we have experienced and expect to continue to experience an increase in the average length of sales cycles to onboard new customers, delays in new projects, and requests by some customers for extension of payment obligations, all of which adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

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

Date:	August 4, 2022	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	By:		/s/ Jacob Shulman
			Name:	Jacob Shulman
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)