Form 10-Q
period 2022-09-30
JFrog Ltd
filed 2022-11-03
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 100,289,612 ordinary shares, NIS 0.01 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, operating cash flow and free cash flow, and our ability to achieve, and maintain, future profitability;
•
market acceptance of our products;
•
anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•
the effects of increased competition in our markets and our ability to compete effectively;
•
our expectations about the impact of global economic conditions, natural disasters, public health epidemics, such as COVID-19, protests or riots, and geopolitical tensions or war, such as the war in Ukraine, on our business, results of operations and financial condition;
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
•
our ability to comply with laws and regulations that currently apply or become applicable to our business in Israel, the United States, and internationally; and
•
the future trading prices of our ordinary shares.

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$53,971	$68,284
Short-term investments	380,031	352,844
Accounts receivable, net	49,037	50,483
Deferred contract acquisition costs	7,390	5,271
Prepaid expenses and other current assets	18,620	22,140
Total current assets	509,049	499,022
Property and equipment, net	8,050	6,689
Deferred contract acquisition costs, noncurrent	12,471	9,120
Operating lease right-of-use assets	23,738	25,999
Intangible assets, net	40,524	47,980
Goodwill	247,955	247,776
Other assets, noncurrent	10,838	15,942
Total assets	$852,625	$852,528
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,122	$10,868
Accrued expenses and other current liabilities	28,966	27,954
Operating lease liabilities	6,928	7,293
Deferred revenue	143,199	129,149
Total current liabilities	192,215	175,264
Deferred revenue, noncurrent	16,535	17,957
Operating lease liabilities, noncurrent	15,999	20,014
Other liabilities, noncurrent	2,958	712
Total liabilities	227,707	213,947
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 100,184,478 and 97,312,040 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	281	272
Additional paid-in capital	834,900	776,690
Accumulated other comprehensive income (loss)	(4,242)	611
Accumulated deficit	(206,021)	(138,992)
Total shareholders’ equity	624,918	638,581
Total liabilities and shareholders’ equity	$852,625	$852,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription—self-managed and SaaS	$67,750	$49,248	$190,498	$135,898
License—self-managed	4,241	4,455	12,996	11,549
Total subscription revenue	71,991	53,703	203,494	147,447
Cost of revenue:
Subscription—self-managed and SaaS	15,678	11,262	44,345	28,379
License—self-managed	220	199	660	580
Total cost of revenue—subscription	15,898	11,461	45,005	28,959
Gross profit	56,093	42,242	158,489	118,488
Operating expenses:
Research and development	31,698	23,142	87,744	53,666
Sales and marketing	33,152	24,321	94,323	66,112
General and administrative	14,682	15,695	41,410	44,469
Total operating expenses	79,532	63,158	223,477	164,247
Operating loss	(23,439)	(20,916)	(64,988)	(45,759)
Interest and other income, net	1,369	20	2,159	726
Loss before income taxes	(22,070)	(20,896)	(62,829)	(45,033)
Income tax expense (benefit)	1,482	(432)	4,200	(3,525)
Net loss	$(23,552)	$(20,464)	$(67,029)	$(41,508)

Net loss per share, basic and diluted	$(0.24)	$(0.21)	$(0.68)	$(0.44)
Weighted-average shares used in computing net loss per share, basic and diluted	99,617,687	95,707,062	98,825,422	94,028,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(23,552)	$(20,464)	$(67,029)	$(41,508)
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale marketable securities, net	(830)	(75)	(1,739)	(39)
Unrealized gains (losses) on derivative instruments, net	934	(41)	(3,114)	(440)
Other comprehensive income (loss)	104	(116)	(4,853)	(479)
Comprehensive loss	$(23,448)	$(20,580)	$(71,882)	$(41,987)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2022
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2022	99,282,527	$278	$811,961	$(4,346)	$(182,469)	$625,424
Issuance of ordinary shares upon exercise of share options	308,492	1	1,801	—	—	1,802
Issuance of ordinary shares upon release of restricted share units	475,564	2	(2)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	106,944	—	1,923	—	—	1,923
Issuance of ordinary shares related to business combinations	10,951	—	—	—	—	—
Share-based compensation expense	—	—	19,217	—	—	19,217
Other comprehensive loss, net of tax	—	—	—	104	—	104
Net loss	—	—	—	—	(23,552)	(23,552)
Balance as of September 30, 2022	100,184,478	$281	$834,900	$(4,242)	$(206,021)	$624,918

	Three Months Ended September 30, 2021
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2021	93,988,276	$262	$657,509	$9	$(95,833)	$561,947
Issuance of ordinary shares upon exercise of share options	216,120	1	1,153	—	—	1,154
Issuance of ordinary shares upon release of restricted share units	33,373	—	—	—	—	—
Issuance of ordinary shares under the employee share purchase plan	94,638	—	3,092	—	—	3,092
Issuance of ordinary shares related to business combinations	1,873,089	6	81,767	—	—	81,773
Share-based compensation expense	—	—	16,857	—	—	16,857
Other comprehensive income, net of tax	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	(20,464)	(20,464)
Balance as of September 30, 2021	96,205,496	$269	$760,378	$(107)	$(116,297)	$644,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2022
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	97,312,040	$272	$776,690	$611	$(138,992)	$638,581
Issuance of ordinary shares upon exercise of share options	1,764,738	5	4,670	—	—	4,675
Issuance of ordinary shares upon release of restricted share units	787,072	3	(3)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	261,494	1	5,175	—	—	5,176
Issuance of ordinary shares related to business combination	59,134	—	—	—	—	—
Share-based compensation expense	—	—	48,368	—	—	48,368
Other comprehensive loss, net of tax	—	—	—	(4,853)	—	(4,853)
Net loss	—	—	—	—	(67,029)	(67,029)
Balance as of September 30, 2022	100,184,478	$281	$834,900	$(4,242)	$(206,021)	$624,918

	Nine Months Ended September 30, 2021
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	92,112,447	$257	$628,054	$372	$(74,789)	$553,894
Issuance of ordinary shares upon exercise of share options	2,042,126	6	4,754	—	—	4,760
Issuance of ordinary shares upon release of restricted share units	33,373	—	—	—	—	—
Issuance of ordinary shares under the employee share purchase plan	94,638	—	3,092	—	—	3,092
Issuance of ordinary shares related to business combination	1,922,912	6	81,767	—	—	81,773
Share-based compensation expense	—	—	42,711	—	—	42,711
Other comprehensive loss, net of tax	—	—	—	(479)	—	(479)
Net loss	—	—	—	—	(41,508)	(41,508)
Balance as of September 30, 2021	96,205,496	$269	$760,378	$(107)	$(116,297)	$644,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(67,029)	$(41,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,789	5,140
Share-based compensation expense	48,368	42,711
Non-cash operating lease expense	5,449	4,298
Net amortization of premium or discount on investments	3,014	4,482
Loss on foreign exchange	1,937	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	1,215	(6,172)
Prepaid expenses and other assets	5,105	(18,684)
Deferred contract acquisition costs	(5,470)	(3,845)
Accounts payable	2,128	(679)
Accrued expenses and other liabilities	3,189	5,663
Operating lease liabilities	(7,212)	(3,935)
Deferred revenue	12,628	22,770
Net cash provided by operating activities	14,111	10,241
Cash flows from investing activities:
Purchases of short-term investments	(305,715)	(170,674)
Maturities and sales of short-term investments	273,775	281,973
Purchases of property and equipment	(3,437)	(3,190)
Payments related to business combination, net of cash acquired	(179)	(195,752)
Purchase of intangible asset	(300)	(600)
Net cash used in investing activities	(35,856)	(88,243)
Cash flows from financing activities:
Proceeds from exercise of share options	4,675	4,760
Proceeds from employee share purchase plan	5,176	3,092
Payments to tax authorities from employee equity transactions, net	(160)	(8,946)
Net cash provided by (used in) financing activities	9,691	(1,094)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,293)	—
Net decrease in cash, cash equivalents, and restricted cash	(14,347)	(79,096)
Cash, cash equivalents, and restricted cash—beginning of period	68,540	164,739
Cash, cash equivalents, and restricted cash—end of period	$54,193	$85,643
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$53,971	$84,607
Restricted cash included in prepaid expenses and other current assets	12	787
Restricted cash included in other assets, noncurrent	210	249
Total cash, cash equivalents, and restricted cash	$54,193	$85,643

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and the Company’s consolidated results of operations and shareholders’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the nine months ended September 30, 2022.

Geographical Information

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consists of property and equipment, net and operating lease right-of-use assets:

	September 30, 2022	December 31, 2021
	(in thousands)
United States	$10,052	$10,845
Israel	18,553	18,165
Rest of world	3,183	3,678
Total long-lived assets	$31,788	$32,688

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$50,966	71%	$40,591	76%	$146,457	72%	$112,604	76%
Subscription	46,725	65	36,136	68	133,461	66	101,055	68
License	4,241	6	4,455	8	12,996	6	11,549	8
SaaS	21,025	29	13,112	24	57,037	28	34,843	24
Total subscription revenue	$71,991	100%	$53,703	100%	$203,494	100%	$147,447	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$45,446	63%	$33,769	63%	$128,185	63%	$92,453	63%
Israel	1,713	2	1,049	2	5,048	2	3,107	2
Rest of world	24,832	35	18,885	35	70,261	35	51,887	35
Total subscription revenue	$71,991	100%	$53,703	100%	$203,494	100%	$147,447	100%

Contract Balances

Of the $157.1 million and $119.2 million of deferred revenue recorded as of June 30, 2022 and 2021, respectively, the Company recognized $55.1 million and $38.6 million as revenue during the three months ended September 30, 2022 and 2021, respectively. Of the $147.1 million and $102.8 million of deferred revenue recorded as of December 31, 2021 and 2020, respectively, the Company recognized $112.5 million and $74.7 million as revenue during the nine months ended September 30, 2022 and 2021, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $189.8 million, which consists of billed considerations of $159.7 million and unbilled considerations of $30.1 million, that the Company expects to recognize as revenue. As of September 30, 2022, the Company expects to recognize 82% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $1.9 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $5.1 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively.
4. Short-Term Investments

Short-term investments consisted of the following:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$97,391	$—	$—	$97,391
Certificates of deposit	2,216	—	(48)	2,168
Commercial paper	45,281	—	(255)	45,026
Corporate debt securities	111,762	—	(967)	110,795
Municipal securities	38,697	2	(252)	38,447
Government and agency debt	86,687	4	(487)	86,204
Marketable securities	284,643	6	(2,009)	282,640
Total short-term investments	$382,034	$6	$(2,009)	$380,031

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$90,704	$—	$—	$90,704
Commercial paper	56,448	—	(37)	56,411
Corporate debt securities	109,212	1	(151)	109,062
Municipal securities	71,046	—	(50)	70,996
Government and agency debt	25,698	—	(27)	25,671
Marketable securities	262,404	1	(265)	262,140
Total short-term investments	$353,108	$1	$(265)	$352,844

The following table summarizes the Company’s marketable securities by contractual maturities:

September 30, 2022
(in thousands)
Due in 1 year or less	$214,964
Due in 1 year through 2 years	67,676
Total	$282,640

As of September 30, 2022 and December 31, 2021, all of the marketable securities having unrealized loss have been in a continuous unrealized loss position for less than 12 months. The unrealized losses related to marketable securities were determined not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note

12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2022
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$9,512	$9,512	$—
Commercial paper	6,488	—	6,488
Cash equivalents	16,000	9,512	6,488
Bank deposits	97,391	—	97,391
Certificates of deposit	2,168	—	2,168
Commercial paper	45,026	—	45,026
Corporate debt securities	110,795	—	110,795
Municipal securities	38,447	—	38,447
Government and agency debt	86,204	—	86,204
Short-term investments	380,031	—	380,031
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	44	—	44
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Restricted bank deposits included in other assets, noncurrent	210	—	210
Total financial assets	$396,297	$9,512	$386,785
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$2,239	$—	$2,239
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	246	—	246
Total financial liabilities	$2,485	$—	$2,485

	December 31, 2021
	Fair Value	Level 1	Level 2

	(in thousands)
Financial Assets:
Money market funds	$21,670	$21,670	$—
Municipal securities	175	—	175
Cash equivalents	21,845	21,670	175
Bank deposits	90,704	—	90,704
Commercial paper	56,411	—	56,411
Corporate debt securities	109,062	—	109,062
Municipal securities	70,996	—	70,996
Government and agency debt	25,671	—	25,671
Short-term investments	352,844	—	352,844
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	891	—	891
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	43	—	43
Restricted bank deposits included in prepaid expenses and other current assets	13	—	13
Restricted bank deposits included in other assets, noncurrent	243	—	243
Total financial assets	$375,879	$21,670	$354,209
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$16	$—	$16
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	5	—	5
Total financial liabilities	$21	$—	$21

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its bank deposits, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of September 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$40,879	$45,971
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	8,358	4,975
Total derivative instruments	$49,237	$50,946

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

The effect of foreign currency contracts on the condensed consolidated statements of operations during the periods presented were as follows:

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$(97)	$12	$(224)	$33	$—	$—	$—	$—
Research and development	(935)	80	(1,844)	212	—	—	—	—
Sales and marketing	(178)	19	(380)	59	—	—	—	—
General and administrative	(214)	28	(464)	75	—	—	—	—
Interest and other income, net	—	—	8	8	65	75	(335)	144
Total gains (losses) recognized in earnings	$(1,424)	$139	$(2,904)	$387	$65	$75	$(335)	$144

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of September 30, 2022 are expected to be recognized as operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Computer and software	$8,430	$5,955
Furniture and office equipment	2,541	2,248
Leasehold improvements	5,628	4,893
Property and equipment, gross	16,599	13,096
Less: accumulated depreciation and amortization	(8,549)	(6,407)
Property and equipment, net	$8,050	$6,689

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation and benefits	$18,528	$17,601
Accrued expenses	10,438	10,353
Accrued expenses and other current liabilities	$28,966	$27,954

8. Goodwill and Intangible Assets, Net

Goodwill

The following table represents the changes to goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2021	$247,776
Purchase accounting adjustment	179
Balance as of September 30, 2022	$247,955

Intangible Assets, Net

Intangible assets consisted of the following as of September 30, 2022:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(14,829)	$35,518	3.6
Customer relationships	5,541	(1,604)	3,937	4.4
Other intangible assets	1,132	(63)	1,069	2.8
Total	$57,020	$(16,496)	$40,524

Intangible assets consisted of the following as of December 31, 2021:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(7,011)	$43,336	4.3
Customer relationships	5,541	(897)	4,644	5.1
Total	$55,888	$(7,908)	$47,980

In August 2022, the Company completed the acquisition of certain assets from one of its resellers for total consideration of $1.1 million, out of which $0.9 million was paid in cash and $0.2 million offset accounts receivable.

Amortization expenses for intangible assets were $2.9 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively, and $8.6 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively.

The expected future amortization expenses by year related to the intangible assets as of September 30, 2022 are as follows:

September 30, 2022
(in thousands)
Year Ending December 31,
2022 (Remainder)	$2,936
2023	11,668
2024	10,967
2025	9,330
2026	5,241
Thereafter	382
Total	$40,524

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through 2028.

Components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$1,918	$1,742	$5,669	$4,407
Short-term lease cost	172	29	427	93
Variable lease cost	92	90	284	285
Total operating lease cost	$2,182	$1,861	$6,380	$4,785

Supplementary cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash paid for operating leases	$5,628	$4,016
ROU assets obtained in exchange for new operating lease liabilities	$1,236	$2,653
Adjustment to ROU assets upon modification of existing lease	$1,952	$4,588

As of September 30, 2022, the weighted-average discount rate is 1.2% and the weighted-average remaining term is 3.6 years. Maturities of the Company’s operating lease liabilities as of September 30, 2022 were as follows:

September 30, 2022
(in thousands)
Year Ending December 31,
2022 (Remainder)	$1,768
2023	7,010
2024	6,077
2025	5,613
2026	2,917
Total operating lease payments	23,385
Less: imputed interest	(458)
Total operating lease liabilities	$22,927

As of September 30, 2022, the Company had additional operating lease obligations of $8.5 million related to facility leases commencing during the remainder of 2022 and 2023 with lease terms of 2 to 5.5 years.

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of September 30, 2022, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

September 30, 2022
(in thousands)
Year Ending December 31,
2022 (Remainder)	$445
2023	21,648
2024	19,009
2025	34,688
Total	$75,790

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

Former Company sales employees (the “Former Employees”), on behalf of themselves and other non-exempt sales employees, alleged the violation of various wage and hour laws and have sought to recover unpaid wages, statutory penalties, civil penalties, liquidated damages, and attorney’s fees pursuant to certain California and federal laws. The Company denies the allegations. The Company and Former Employees settled the dispute amicably through arbitration for approximately $2.6 million in September 2022. The Company previously accrued a sufficient amount for the estimated settlement as part of its sales and marketing expenses in the fourth quarter of 2021.

11. Shareholders’ Equity and Equity Incentive Plans

Equity Incentive Plans

Effective January 1, 2022, the number of ordinary shares authorized for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) automatically increased by 5,541,716 shares pursuant to the terms of the 2020 Plan.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2021	9,865,601	$7.10	6.0	$224,538
Exercised	(1,764,738)	$2.65		$37,407
Forfeited	(402,883)	$14.34
Balance as of September 30, 2022	7,697,980	$7.74	5.7	$114,274
Exercisable as of September 30, 2022	5,163,156	$5.27	5.0	$88,413

Restricted Share Units

A summary of RSU activity under the Company's equity incentive plan is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	3,376,569	$46.03
Granted	6,051,355	$20.91
Vested and released	(787,072)	$47.10
Forfeited	(786,721)	$36.30
Unvested as of September 30, 2022	7,854,131	$27.55

The total release date fair value of RSUs was $16.0 million during the nine months ended September 30, 2022.

Employee Share Purchase Plan

Effective January 1, 2022, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 974,712 shares pursuant to the terms of ESPP. 261,494 ordinary shares were purchased during the nine months ended September 30, 2022.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

September 30, 2022
Outstanding share options	7,697,980
Outstanding RSUs	7,854,131
Issuable ordinary shares related to business combinations	99,981
Shares available for future issuance under the 2020 Plan	13,422,310
Shares available for future issuance under ESPP	3,641,150
Total ordinary shares reserved	32,715,552

Share-Based Compensation

The share-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$1,903	$1,180	$4,822	$2,766
Research and development	6,806	4,547	17,268	9,056
Sales and marketing	6,548	4,307	16,095	10,552
General and administrative	3,960	6,823	10,183	20,337
Total share-based compensation expense	$19,217	$16,857	$48,368	$42,711

As of September 30, 2022, unrecognized share-based compensation cost related to unvested share-based compensation awards was $224.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2021	$(264)	$875	$611
Other comprehensive loss before reclassifications	(1,738)	(6,018)	(7,756)
Net realized losses (gains) reclassified from AOCI	(1)	2,904	2,903
Other comprehensive loss	(1,739)	(3,114)	(4,853)
Balance as of September 30, 2022	$(2,003)	$(2,239)	$(4,242)

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2020	$(69)	$441	$372
Other comprehensive loss before reclassifications	(35)	(53)	(88)
Net realized gains reclassified from AOCI	(4)	(387)	(391)
Other comprehensive loss	(39)	(440)	(479)
Balance as of September 30, 2021	$(108)	$1	$(107)

13. Income Taxes

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, as well as non-deductible expenses, such as share-based compensation, and changes in its valuation allowance. Income tax expense (benefit) was $1.5 million and $(0.4) million for the three months ended September 30, 2022 and 2021, respectively, and $4.2 million and $(3.5) million for the nine months ended September 30, 2022 and 2021, respectively. The income tax expense (benefit) for the periods consisted primarily of income taxes related to the U.S.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during nine months ended September 30, 2022, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Gross unrecognized tax benefits were $4.4 million as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(23,552)	$(20,464)	$(67,029)	$(41,508)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	99,617,687	95,707,062	98,825,422	94,028,537
Net loss per share, basic and diluted	$(0.24)	$(0.21)	$(0.68)	$(0.44)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding share options	7,917,840	10,810,724	8,536,885	11,577,203
Unvested RSUs	7,994,184	3,071,760	5,592,902	1,994,319
Share purchase rights under the ESPP	147,704	102,202	136,089	65,603
Issuable ordinary shares related to business combination	102,124	170,464	118,377	134,141
Total	16,161,852	14,155,150	14,384,253	13,771,266

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscription contributed 29% and 28% of our total revenue for the three and nine months ended September 30, 2022, respectively, compared to 24% for each of the corresponding periods in 2021.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on an annual, multi-year and monthly basis. Revenue from subscriptions that provide our customers with access to multiple products represented approximately 95% and 94% of our total revenue for the three and nine months ended September 30, 2022, respectively, compared to 92% for each of the corresponding periods in 2021. Revenue from Enterprise Plus subscription represented approximately 39% and 37% of our total revenue for the three and nine months ended September 30, 2022, respectively, compared to approximately 34% and 32%, respectively, for the corresponding periods in 2021. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We had $434.0 million of cash, cash equivalents, and short-term investments as of September 30, 2022. We generated revenue of $72.0 million and $53.7 million for the three months ended September 30, 2022 and 2021, respectively, representing 34% growth. We generated revenue of $203.5 million and $147.4 million for the nine months ended September 30, 2022 and 2021, respectively, representing 38% growth. We incurred net loss of $23.6 million and $20.5 million for the three months ended September 30, 2022 and 2021, respectively, and $67.0 million and $41.5 million for the nine months ended September 30, 2022 and 2021, respectively. We generated operating cash flow of $14.1 million and $10.2 million during the nine months ended September 30, 2022 and 2021, respectively.

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

Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Extending Our Technology Leadership

We intend to continue to enhance our platform by developing new products and expanding the functionality of existing products to maintain our technology leadership. Since our initial launch of JFrog Artifactory, we have released several additional products that together create a unified DevOps platform. For example, in October 2022, we launched JFrog Advanced Security, a binary-focused security solution providing coverage from any source to any destination.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of September 30, 2022 and 2021, our net dollar retention rate was 130% and 129%, respectively.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of September 30, 2022, 696 of our customers had ARR of $100,000 or more, increasing from 537 customers as of December 31, 2021. We had 18 customers with ARR of at least $1.0 million as of September 30, 2022, increasing from 15 customers as of December 31, 2021.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$14,111	$10,241
Less: purchases of property and equipment	(3,437)	(3,190)
Free cash flow	$10,674	$7,051
Net cash used in investing activities	$(35,856)	$(88,243)
Net cash provided by (used in) financing activities	$9,691	$(1,094)

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$67,750	$49,248	$190,498	$135,898
License—self-managed	4,241	4,455	12,996	11,549
Total subscription revenue	71,991	53,703	203,494	147,447
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	15,678	11,262	44,345	28,379
License—self-managed(2)	220	199	660	580
Total cost of revenue—subscription	15,898	11,461	45,005	28,959
Gross profit	56,093	42,242	158,489	118,488
Operating expenses:
Research and development(1)(3)	31,698	23,142	87,744	53,666
Sales and marketing(1)(2)(3)	33,152	24,321	94,323	66,112
General and administrative(1)(3)(4)	14,682	15,695	41,410	44,469
Total operating expenses	79,532	63,158	223,477	164,247
Operating loss	(23,439)	(20,916)	(64,988)	(45,759)
Interest and other income, net	1,369	20	2,159	726
Loss before income taxes	(22,070)	(20,896)	(62,829)	(45,033)
Income tax expense (benefit)	1,482	(432)	4,200	(3,525)
Net loss	$(23,552)	$(20,464)	$(67,029)	$(41,508)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$1,903	$1,180	$4,822	$2,766
Research and development	6,806	4,547	17,268	9,056
Sales and marketing	6,548	4,307	16,095	10,552
General and administrative	3,960	6,823	10,183	20,337
Total share-based compensation expense	$19,217	$16,857	$48,368	$42,711

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,386	$1,773	$7,158	$1,773
Cost of revenue: license—self-managed	220	199	660	580
Sales and marketing	298	327	770	691
Total amortization expense of acquired intangible assets	$2,904	$2,299	$8,588	$3,044

(3) Includes acquisition-related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$6	$3	$19	$3
Research and development	2,304	2,305	6,828	3,007
Sales and marketing	228	279	464	279
General and administrative	10	511	244	872
Total acquisition-related costs	$2,548	$3,098	$7,555	$4,161

(4) Includes legal settlement costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
General and administrative	$—	$—	$216	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription—self-managed and SaaS	94%	92%	94%	92%
License—self-managed	6	8	6	8
Total subscription revenue	100	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	22	21	22	19
License—self-managed	—	—	—	1
Total cost of revenue—subscription	22	21	22	20
Gross profit	78	79	78	80
Operating expenses:
Research and development	44	43	43	36
Sales and marketing	46	46	47	45
General and administrative	21	29	20	30
Total operating expenses	111	118	110	111
Operating loss	(33)	(39)	(32)	(31)
Interest and other income, net	2	—	1	—
Loss before income taxes	(31)	(39)	(31)	(31)
Income tax expense (benefit)	2	(1)	2	(3)
Net loss	(33)%	(38)%	(33)%	(28)%

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$67,750	$49,248	$18,502	38%
License—self-managed	4,241	4,455	(214)	(5)%
Total subscription revenue	$71,991	$53,703	$18,288	34%

Total subscription revenue increased $18.3 million, or 34%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Approximately $15.4 million of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$15,678	$11,262	$4,416	39%
License—self-managed	220	199	21	11%
Total cost of revenue—subscription	$15,898	$11,461	$4,437	39%
Gross margin	78%	79%

Total cost of revenue increased $4.4 million, or 39%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to an increase of $1.7 million in personnel-related expenses mainly as a result of increased headcount, an increase of 1.0 million in third-party hosting costs primarily driven by increased revenue from SaaS subscription, and an increase of $0.7 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin was 78% for the three months ended September 30, 2022, compared to 79% for the three months ended September 30, 2021. The decrease primarily resulted from higher personnel-related expense to expand our support and service organizations.

Operating Expenses

Research and Development

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$31,698	$23,142	$8,556	37%

Research and development expense increased $8.6 million, or 37%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to an increase of $4.3 million in personnel-related expenses mainly as a result of increased headcount and an increase of $2.3 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Sales and Marketing

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$33,152	$24,321	$8,831	36%

Sales and marketing expense increased $8.8 million, or 36%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to an increase of $3.2 million in personnel-related expenses mainly as a result of increased headcount, an increase of $2.2 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $0.9 million in marketing program costs.

General and Administrative

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$14,682	$15,695	$(1,013)	(6)%

General and administrative expense decreased $1.0 million, or 6%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily attributable to a decrease of $2.9 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, partially offset by an increase of $1.8 million in in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$1,903	$1,180	$723	61%
Research and development	6,806	4,547	2,259	50%
Sales and marketing	6,548	4,307	2,241	52%
General and administrative	3,960	6,823	(2,863)	(42)%
Total share-based compensation expense	$19,217	$16,857	$2,360	14%

Share-based compensation expenses increased $2.4 million, or 14%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily attributable to grants to new and existing employees. The share-based compensation expense in general and administrative decreased due to $4.3 million expense recognized for the three months ended September 30, 2021 related to the RSU granted to our CEO, which fully vested in September 2021.

Interest and Other Income, Net

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$1,369	$20	$1,349	6,745%

Interest and other income, net increased $1.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to higher interest income as a result of higher interest rates and investment balances.

Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$1,482	$(432)	$1,914	(443)%
Effective income tax rate	(7)%	2%

We recorded income tax expense of $1.5 million and income tax benefit of $0.4 million for the three months ended September 30, 2022 and 2021, respectively. This change was primarily a result of the mix of pre-tax income (loss) in different tax jurisdictions. Our effective tax rate was (7)% and 2% for the three months ended September 30, 2022 and 2021, respectively. Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in these jurisdictions, as well as non-deductible expenses, such as share-based compensation, and change in our valuation allowance.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$190,498	$135,898	$54,600	40%
License—self-managed	12,996	11,549	1,447	13%
Total subscription revenue	$203,494	$147,447	$56,047	38%

Total subscription revenue increased $56.0 million, or 38%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Approximately $50.1 million of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$44,345	$28,379	$15,966	56%
License—self-managed	660	580	80	14%
Total cost of revenue—subscription	$45,005	$28,959	$16,046	55%
Gross margin	78%	80%

Total cost of revenue increased $16.0 million, or 55%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to an increase of $5.5 million in amortization of intangibles mainly as a result of our acquisition of Vdoo Connect Trust Ltd (“Vdoo”) in the third quarter of 2021, an increase of $4.9 million in personnel-related expenses mainly as a result of increased headcount, an increase of $2.1 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $2.0 million in in third-party hosting costs primarily driven by increased revenue from SaaS subscription.

Gross margin was 78% for the nine months ended September 30, 2022, compared to 80% for the nine months ended September 30, 2021. The decrease reflects higher amortization expense as discussed above.

Operating Expenses

Research and Development

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$87,744	$53,666	$34,078	64%

Research and development expense increased $34.1 million, or 64%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to an increase of $16.8 million in personnel-related expenses mainly as a result of increased headcount, including headcount from our acquisitions in 2021, an increase of $8.2 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $4.7 million in compensation expense associated with holdback and retention arrangements as part of our acquisitions.

Sales and Marketing

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$94,323	$66,112	$28,211	43%

Sales and marketing expense increased $28.2 million, or 43%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to an increase of $9.7 million in personnel-related expenses mainly as a result of increased headcount, an increase of $5.5 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $5.1 million in marketing program costs.

General and Administrative

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$41,410	$44,469	$(3,059)	(7)%

General and administrative expense decreased $3.1 million, or 7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily attributable to a decrease of $10.2 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, partially offset by an increase of $5.4 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$4,822	$2,766	$2,056	74%
Research and development	17,268	9,056	8,212	91
Sales and marketing	16,095	10,552	5,543	53
General and administrative	10,183	20,337	(10,154)	(50)
Total share-based compensation expense	$48,368	$42,711	$5,657	13%

Share-based compensation expenses increased $5.7 million, or 13%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily attributable to grants to new and existing employees. In addition, equity awards and holdback arrangements associated with our Vdoo acquisition resulted in an increase of $4.0 million share-based compensation expense primarily in research and development. Share-based compensation expense in general and administrative decreased due to $14.6 million expense recognized for the nine months ended September 30, 2021 related to the RSU granted to our CEO, which fully vested in September 2021.

Interest and Other Income, Net

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$2,159	$726	$1,433	197%

Interest and other income, net increased $1.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to higher interest income as a result of higher interest rates on our deposits and marketable securities.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$4,200	$(3,525)	$7,725	(219)%
Effective income tax rate	(7)%	8%

We recorded income tax expense of $4.2 million and income tax benefit of $3.5 million for nine months ended September 30, 2022 and 2021, respectively. This change was primarily a result of the mix of pre-tax income (loss) in different tax jurisdictions. Our effective tax rate was (7)% and 8% for nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in these jurisdictions, as well as non-deductible expenses, such as share-based compensation, and change in our valuation allowance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and business and asset acquisitions.

As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $434.0 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$14,111	$10,241
Net cash used in investing activities	$(35,856)	$(88,243)
Net cash provided by (used in) financing activities	$9,691	$(1,094)

Operating Activities

Net cash provided by operating activities of $14.1 million for nine months ended September 30, 2022 was related to our net loss of $67.0 million adjusted for non-cash charges of $69.6 million, including share-based compensation expense of $48.4 million and depreciation and amortization expense of $10.8 million, and changes in our operating assets and liabilities of $11.6 million. The changes in our operating assets and liabilities were primarily related to an increase of $12.6 million in deferred revenue driven by higher sales and a decrease of $5.1 million in prepaid expense and other assets primarily due to amortization of our acquisition holdbacks, partially offset by a decrease of $7.2 million in operating lease liabilities primarily as a result of payments and an increase of $5.5 million in net deferred contract acquisition costs related to capitalized commissions.

Net cash provided by operating activities of $10.2 million for the nine months ended September 30, 2021 was related to our net loss of $41.5 million adjusted for non-cash charges of $56.6 million, including share-based compensation expense of $42.7 million, and net cash outflows of $4.9 million from changes in our operating assets and liabilities, which was primarily due to an increase of prepaid expense and other assets of $18.7 million and an increase of accounts receivable of $6.2 million, partially offset by an increase of $22.8 million in deferred revenue. The increases in deferred revenue and accounts receivable were driven by higher sales. $17.8 million of the increase in prepaid expense and other assets were due to prepayments pursuant to holdback agreements associated with our acquisitions.

Investing Activities

Net cash used in investing activities of $35.9 million for the nine months ended September 30, 2022 consisted primarily of net purchase of short-term investments of $31.9 million and capital expenditure of $3.7 million.

Net cash used in investing activities of $88.2 million for the nine months ended September 30, 2021 consisted primarily of payments for acquisitions of $195.8 million, net of cash acquired, and capital expenditure of $3.2 million, partially offset by net proceeds from sales and maturities of short-term investments of $111.3 million.

Financing Activities

Net cash provided by financing activities of $9.7 million for the nine months ended September 30, 2022 consisted primarily of proceeds from employee share purchases under our ESPP of $5.2 million and proceeds from exercise of share options of $4.7 million.

Net cash used in financing activities of $1.1 million for the nine months ended September 30, 2021 consisted of net payments of $8.9 million to tax authorities associated with our employee equity transactions, partially offset by proceeds from exercise of share options of $4.8 million and proceeds from employee share purchases under our ESPP of $3.1 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of September 30, 2022:

		Payments Due by Period
	Total	2022 (Remainder)	2023 and Thereafter
	(in thousands)
Operating lease obligations	$31,877	$1,994	$29,883
Purchase obligations	75,790	445	75,345
Total	$107,667	$2,439	$105,228

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the nine months ended September 30, 2022.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three and nine months ended September 30, 2022.

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

As of September 30, 2022, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of September 30, 2022.

Interest Rate Risk

As of September 30, 2022, we had cash and cash equivalents of $54.0 million, and short-term investments of $380.0 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of September 30, 2022.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than its impact on the general economy. However, if our costs, in particular labor, sales and marketing, and hosting costs, were to become subject to inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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

For example, the United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021 and has increased to more than 8.2% as of September 2022. The existence of inflation in the U.S. and global economy has and may continue to result in, higher interest rates and capital costs, increased costs of labor, fluctuating exchange rates and other similar effects. If the inflation rate continues to increase, it could affect our expenses, especially employee compensation. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced operating budgets. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to such negative conditions in the general economy by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

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

Within the U.S., we anticipate increasing regulation of privacy, data protection and data security, including the adoption of more stringent laws. For example, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA, among other things, provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required us to modify our data practices and policies and to incur certain costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Draft regulations to the CPRA are currently under review but have not yet been finalized, adding further uncertainty to our compliance obligations. Other states are beginning to consider and pass similar privacy laws, such as Virginia, Colorado, Utah and Connecticut. The U.S. federal government also is contemplating federal privacy legislation. These newly proposed or enacted laws could increase our potential liability and adversely affect our business.

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

Further on January 31, 2020, the United Kingdom (“U.K.”) left the EU (commonly referred to as “Brexit”). The U.K. enacted legislation substantially implementing the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The U.K. has issued its own SCCs to support the transfer of personal data of the U,K. Aspects of U.K. data protection regulation remain, however, unclear in the medium to longer term. The European Commission and the U.K. government announced an EU-U.K. Trade Cooperation Agreement on December 24, 2020, and on June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty, and may be subject to modification or revocation in the future, with the U.K. potentially being considered a “third country” under the GDPR, with personal data transfers needing to be made subject to GDPR-compliant safeguards (for example, the SCCs). With uncertainty remaining over the interpretation and application of data protection law in the U.K., we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.

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

Security breaches and other security incidents that affect us may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our vendors or service providers’ systems and networks have not been breached or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. In addition, our customers and users may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data, including information about their software, source code, and security environment, stored within our products. As we continue to expand the products that we can offer our customers, including through the acquisition of complementary businesses, such as our acquisition of Vdoo in 2021, and through internal development, such as developing new security services, our products could have access to more sensitive information of our customers, which could result in greater adverse effects from security breaches and other security incidents. Also, our expansion into new services and products could subject us to additional regulations. In addition, we are subject to other laws and regulations that obligate us to employ reasonable security measures. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Certain vulnerabilities under certain circumstances could be exploited if our customers do not patch vulnerable versions of the product. In the future, we also may experience security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, viruses or similar breaches or disruptions. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents.

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

Our primary research and development operations are located in Israel. As of September 30, 2022, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, we had employees located in nine countries as of September 30, 2022. Our current international operations involve, and future initiatives will involve, a variety of risks, including:

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
•
potential changes in laws, regulations, and costs affecting our U.K. operations and personnel due to Brexit;
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

The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. While we initially transitioned to a remote working model in response to the pandemic, since the first quarter of 2022, we have fully reopened all of our offices and conduct our business as usual under hybrid working schedules. The changes we have implemented to date to allow for remote and hybrid working models and telecommuting in certain circumstances have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

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

We have experienced slowed growth during the COVID-19 pandemic. We expect to continue to experience slowed growth for new customers and fewer orders from our existing customers for upgrades within our platform. We have experienced and expect to continue to experience an increase in the average length of sales cycles and delays in new projects, both of which have adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial condition will depend on certain developments, including: the duration and spread of the outbreak as may be affected by variants of the coronavirus; government responses to the pandemic; the efficacy of COVID-19 vaccines; the impact of the pandemic on our customers and our sales cycles; its impact on customer, industry, or technology-based community events; and effects on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the COVID-19 pandemic may also affect our future performance.

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

Date:	November 3, 2022	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2022	By:		/s/ Jacob Shulman
			Name:	Jacob Shulman
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)