Form 10-K
period 2022-12-31
JFrog Ltd
filed 2023-02-09
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Ordinary Shares held by non-affiliates of the registrant, based on the closing price of the shares of Ordinary Shares on June 30, 2022 as reported by the Nasdaq Global Select Market on such date was approximately $1.3 billion. Shares of the registrant's Ordinary Shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2023, the registrant had 100,952,662 Ordinary Shares, NIS 0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2023 annual general meeting of shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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
•
market acceptance of our products;
•
our expectations about the impact of unfavorable economic conditions, and adverse macroeconomic conditions, such as recent inflation and slower growth or recession, on our business and financial condition;
•
the effects of increased competition in our markets and our ability to compete effectively;
•
anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, such as COVID-19, protests or riots, and geopolitical tensions or war, such as the war in Ukraine, on our business, results of operations and financial condition;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

We provide an end-to-end, hybrid, universal DevOps Platform that powers and controls the software supply chain, enabling organizations to continuously and securely deliver software updates across any system. This platform is the critical bridge between software development and deployment of that software, paving the way for the modern DevOps paradigm. We enable organizations to build and release software faster and more securely while empowering developers to be more efficient.

Digital transformation has become an imperative for all organizations, and as such, organizations of all types and sizes are increasingly dependent upon software to better engage with their customers, partners, and employees. As a result, the continuous and trusted release of new software has become mission critical. An organization’s failure to keep software current or react to problems with timely software updates can lead to lost revenue and reputational damage, and even threaten human safety and lives. The increased pace and volume of new software and updates have made releasing software in monolithic, discrete versions (e.g., v1.0, v2.0, v3.0) too slow to adequately address dynamic customer demands. We believe the end state of digital transformation is a non-stop, always-on, secure, continuous delivery of value to users, enabled by a world of version-less software.

DevOps enables the software innovation that is driving digital transformation. The need for organizations to better serve their customers, partners, and employees through software is driving the demand for constant innovation of the software build and release workflow. As the pace and variety of software creation have increased, the domains of software “developers” and IT “operators” have converged. Since our inception, we have embraced the culture and methodologies of modern software development and delivered a platform that connects developers, security teams and operators, thus providing the foundation for DevOps and DevSecOps. These paradigms have become the approach modern digital organizations take to software development and operations, shortening, automating, securing and improving the software build and release workflow.

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

Software and the Business Environment

The volume and importance of software in the business environment is exploding. Organizations in all industries and of all sizes have turned to software as a competitive advantage, facilitating interactions with their customers, managing day-to-day operations, gaining actionable business insights, securing their digital environments, and driving digital transformation. As a result, software’s role has changed from a functional tool to a cornerstone of nearly every company, and the continuous development and release of that software has transformed into mission-critical operations.

For example, if drivers and riders are not running the same version of a ride-hailing company’s software and fail to connect, even for the briefest of moments, those riders can easily turn to a competitive service. If an out-of-date piece of a financial institution’s software stack allows a security breach, the organization can suffer enormous reputational harm and be liable for damages. If an airplane’s software is not securely updated, passengers’ lives may be put in danger.

In order to address growing customer expectations and regulatory compliance, organizations have dramatically reduced the time between releasing new features and functions and resolving security vulnerabilities, from years to months or even days. Updating a feature of a software application, rather than releasing a new version of the entire application, ensures that current software is brought to market faster, allowing organizations to be more responsive to their customers’ needs, making software updates less disruptive to the user experience. To keep software current in today’s environment, software updates need to be released incrementally, and with increased frequency.

The proliferation of open source software, availability of newer and more efficient software development technologies, and the increasing interconnectedness of software enable organizations to produce software at an increasing rate. Meanwhile, the adoption of new architectures, platforms, and technologies, such as microservices, containers, and hybrid and multi-cloud environments, creates significant complications in managing the software release process. Organizations’ existing approaches to software releases and updates address each step of the cycle separately, creating silos and bottlenecks around critical steps, such as building, testing, securing, and delivering software. The merging of these new technologies with legacy approaches has placed significant strain on traditional software build and release workflows.

The DevOps Workflow

DevOps enables the software innovation that is driving digital transformation. As the domains of software developers and IT operators have converged, DevOps has emerged as a discipline that integrates software development and operations, shortening, automating, and improving the software build and release workflow. DevOps is a combination of new technologies, methodologies, and culture that powers a continuous, fast, and secure software release cycle.

The DevOps workflow spans the lifecycle of software, from the planning, curating, coding, building, and testing of software by developers, to the releasing, deploying, operating, and monitoring of that software by operators. DevOps increasingly includes the process of managing security earlier in the software release cycle, known as DevSecOps, which integrates security practices across the DevOps workflow for early detection of issues and ongoing software security throughout the process. While many software development technologies today address aspects of a particular segment of DevOps, JFrog provides the common ground for software developers, security teams and IT operators, making it integral to the DevOps and DevSecOps workflow.

The Importance of Software Packages

Software as it is written by a developer, in source code, cannot be deployed in a runtime environment. In order for software to run in production, source code is transformed into executable binary files that can be understood by and run on a server or device. Organizations need tools that can turn source code into binary files, store, manage and secure these binaries, and then create software packages, or combinations of one or more binary files, that can be released and deployed to runtime environments. In addition, the vast majority of applications are built utilizing open source software that enters organizations in the form of binaries. The JFrog Platform is designed to manage and deploy all types of software packages within an organization, making it the system of record for an organization’s software.

In today’s business environment, the volume and variety of software packages that need to be managed and stored by organizations is rapidly growing. Software packages are increasingly created by both humans and machines as software build and release workflows are automated, and can also be imported from external sources, such as open source libraries and repositories. The increasingly large volumes and complexity of packages within organizations’ software development ecosystems require a new, systematic, and automated approach to the management of packages. Code repositories, which store and manage source code, are helpful and important developer tools, but cannot efficiently take software that was written by developers and deploy it in runtime environments because they are not purpose-built to manage and cache binary files. Tracking and managing software at the package level enables organizations to make incremental updates to software, eliminating the need for software versions. Package management allows software releases to be continuous, and capable of handling the volume, variety, and velocity of software required today.

Our Platform

We built the world’s first universal software package repository, JFrog Artifactory, to fundamentally transform the way that the software release cycle is managed. Our package-based approach to releasing software allows software releases to be continuous and software to always be current.

We enable organizations to securely store all package types in a common repository where they can be edited, tracked, and managed. Our unified platform connects all of the software release processes involved in building and releasing software, enabling continuous releases. We empower our customers to shorten their software release cycles and enable the continuous flow of current, secure, up-to-date software from any source to any edge. Our platform is designed to be agnostic to the programming languages, source code repositories, and development technologies that our customers use, and the type of production environments to which they deploy.

Our fully integrated suite of products allows our customers to compile software from source code repositories, manage the dependencies among components within software packages, move these packages to a universal repository, manage and automate the usage of open source libraries and packages, scan for vulnerabilities through various stages, distribute to endpoints, and deploy in production, all through a single user access point. This complete process is often referred to as management of the “software supply chain.”

Since our initial launch of JFrog Artifactory, we have consistently innovated and added new products to expand the capabilities of our platform. Today, our platform comprises the full workflow for releasing software.

Products

JFrog Artifactory

At the center of our platform is JFrog Artifactory, the first universal package repository. It allows teams and organizations to store, update, and manage their software packages at any scale. JFrog Artifactory ensures that all software packages being deployed are the most current by automatically caching dependencies between packages and package versions, including from external sources. JFrog Artifactory supports the major software package technologies and can be seamlessly deployed across public clouds, multi-cloud, on-premises, private cloud, and hybrid environments. As a result, JFrog Artifactory serves as the “single source of truth” for an entire organization’s software packages, ensuring consistency and enabling trust and automation in the software release cycle.

With JFrog Artifactory at its center, our platform is a cohesive, integrated, end-to-end solution comprised of the following additional products that encompass the complete software release cycle:

•
JFrog Xray. JFrog Xray continuously scans JFrog Artifactory to secure all software packages stored in it. JFrog Xray is able to understand software packages at a binary level, utilizing the metadata stored in JFrog Artifactory to accurately uncover potential vulnerabilities, policy violations, and open source software license compliance issues. This enables more cohesive DevSecOps processes, allowing organizations to achieve both control and trust earlier in their software release cycles by automating security workflows. JFrog Xray also provides unique security information to customers that is derived from a dedicated security research team that uncovers vulnerabilities in public and private repositories.
•
JFrog Advanced Security. JFrog Advanced Security is an optional add-on for select JFrog subscriptions as an advanced, binary-focused security solution integrated into the JFrog Platform. It offers in-depth binary scanning to examine data that is not accessible via package managers, software bill of materials or typical metadata. Natively integrated with JFrog’s Artifactory binary repository and JFrog Xray’s software composition analysis solutions, JFrog Advanced Security capabilities, including secrets detection, contextual analysis, IaC scanning, container scanning and more, offer holistic coverage for software supply chain security at scale.
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
•
JFrog Connect. JFrog Connect is our connected device management solution that allows companies to manage software updates and monitor performance across IoT device fleets from anywhere in the world. JFrog Connect scales to automate software package delivery across the development-to-device lifecycle.
•
JFrog Pipelines. JFrog Pipelines is our Continuous Integration and Delivery tool, responsible for automating and orchestrating the movement of software packages through our platform. This includes the creation, compilation, and management of software packages throughout the DevOps workflow. JFrog Pipelines also provides end-to-end visibility and control over the software release cycle, ensuring that various repositories, testing tools, and deployment tools are seamlessly coordinated, while attesting to the security of the pipeline process.

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
•
A “blessed” repository for the organization. We designed JFrog Artifactory to be the only package repository that an organization needs. By securely storing, monitoring, and distributing software packages created inside and outside an organization, we provide a single, trusted local repository that any user within an organization can rely on, serving as the system of record for all of the software in an organization. This is commonly referred to as a “blessed repository.” JFrog Artifactory automatically caches updated software packages from both external and internal repositories, ensuring that an organization always has the latest, validated packages available.
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
•
Hybrid and multi-cloud deployment. We empower organizations to release software that is execution-ready across any number of different production environments. Our platform supports public cloud, on-premise, private cloud, multi-cloud, and hybrid deployments, helping organizations avoid vendor lock-in and allowing software developers, security and IT operators across an organization to use our products in any environment. Our unique model offers the same product in the cloud and on-premise, so users can work in any environment with an identical user experience.
•
Scalable across the organization. Our proprietary technology for package management allows our platform to seamlessly scale across even the largest of customers and deployments. Our platform supports a wide variety of enterprise-scale storage capabilities and also accommodates spikes in usage without compromised performance. The JFrog Platform supports High

Availability cluster configuration, in which redundant components are created to maximize network uptime, and can therefore seamlessly serve nearly any number of concurrent users, build servers, and interactions.
•
Trusted and secure. We enable organizations to analyze software packages for vulnerabilities, rapid remediation, license compliance, and quality issues in near real-time. Our fully integrated security solutions enable continuous automation of security policies. Our platform embeds security into the DevOps workflow, allowing organizations to have speed and control in the software release cycle. All software packages on our platform are fully traceable, ensuring the accuracy and reliability of software applications. To enhance application quality while minimizing risk, our security controls offer customizable governance policies to specific software packages and complete auditing capabilities and business impact analysis.

Benefits to Software Developers and IT Operators

•
Easy, secure, and automated package management. Through our JFrog Artifactory package management solution, software developers and IT operators are able to automatically fetch software packages from public and private repositories, ensure that packages are consistent across their organizations’ instances of JFrog Artifactory, scan for vulnerabilities and contextual errors with our security solutions, and manage dependencies among packages. JFrog Artifactory stores software packages and uses their metadata in a manner similar to a relational database, enabling software developers and IT operators to manage package versions, organize and track dependencies, and perform replication across geographically distributed sites.
•
Integrated across the development ecosystem. We believe in user freedom of choice and provide software developers and IT operators with technology that seamlessly integrates with their ecosystems. Our out-of-the-box integrations with third-party technologies offer software developers and IT operators the freedom to choose their tool stacks, allowing them to minimize disruptions, increase productivity and innovation, and avoid vendor lock-in. Our solution includes user-friendly application programming interfaces (“APIs”) that organizations can use to integrate our products and third-party technologies in a reliable and high-performance manner.
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

Business Model

We combine bottom-up and top-down approaches in our business model. The bottom-up approach is community focused, driving increased usage of our products, in which we focus on demonstrating the value that our products can provide to software developers, security teams and IT operators. Once customers are of a certain size, we engage in a top-down approach for full platform adoption that focuses on enterprise values. To support growth of large strategic customers, JFrog also empowers a direct sales team supported by dedicated DevOps technical staff. We strive to make software developers, security teams and IT operators more efficient, effective, and productive, and create champions of JFrog in the process.

•
Our go-to-market strategy.
o
Make software developers, security teams, and IT operators successful. Our consistent product innovation, thought leadership in software supply chain management, and knowledge sharing with software developer, security and IT operator communities engender trust that fuels increased usage of our products. We enable our users to stand out for the value they deliver to their organizations, making others within their organizations want to adopt our products to emulate their success.
o
Enable user freedom of choice. We are agnostic to the types of technologies a software developer or IT operator may choose to use, which is a philosophy that we believe provides us with a competitive advantage. Our platform is designed to quickly and seamlessly add support for new package technologies as they arise.
o
Align pricing with value provided. Our free trials, freemium offerings, and open source software options provide low-friction entry points for software developers, security and IT operators. Customers often upgrade to paid and higher-tiered subscriptions as they increase their usage of our products.

o
Provide best-in-class support. Our customer support personnel provide extensive engineering-level support directly to software developers, security and IT operators, ensuring those individuals who use our products most are set up to succeed. Our customer support team is differentiated by the number of team members who have engineering backgrounds, which allows our customers to have consistent access to individuals with intimate technical knowledge of our products and of the different technologies and protocols with which they integrate. Our technical support offerings primarily include issue diagnosis and root cause identification, as well as bug isolation and software fix delivery.
o
Directly support strategic accounts. Our strategic sales team focuses on accounts with high expansion potential to deliver more customized experiences and dedicated approaches. This is often a top-down approach or executive-level relationship that ensures JFrog is consistently meeting the needs of top-tier customers.
o
Expanding partnerships & go-to-market motions. We are expanding JFrog’s channel strategy throughout the world, with a focus on emerging markets and localized buying patterns. We believe that in addition to our traditional direct-sales business, channel expansion will drive growth by giving specific industry verticals and geographies purchase options that are flexible to their localized needs. Specifically with public cloud providers, we believe there is great potential for partnerships and channels to be a significant contributor to JFrog’s growth.
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

Multi-Tiered Subscription Offerings

We offer our products to customers through a multi-tiered subscription structure. Our current paid subscription tiers include JFrog Pro, JFrog Pro X, JFrog Enterprise X, and JFrog Enterprise Plus.

•
JFrog Pro. JFrog Pro provides access to the universal version of JFrog Artifactory and ongoing updates, upgrades, and bug fixes.
•
JFrog Pro X. JFrog Pro X is a self-hosted-only subscription that provides the same features as JFrog Pro with the addition of JFrog Xray basic scanning functionality and license compliance, along with service-level agreement (“SLA”) support.
•
JFrog Enterprise X. JFrog Enterprise X provides the same features as JFrog Pro X with the addition of High Availability cluster configuration, federated repositories, multi-region replication, and JFrog Mission Control, enabling larger enterprise-scale deployments, and SLA support as well as deeper security features. JFrog Enterprise X customers are also able to purchase the full suite of JFrog security products.
•
JFrog Enterprise Plus. JFrog Enterprise Plus provides the same features as JFrog Enterprise X, with the addition of JFrog Pipelines, JFrog Insight, JFrog Distribution, and JFrog Artifactory Edge. JFrog Enterprise Plus is our full platform subscription option, delivering our entire suite of products and functionality, as well as Private Distribution Network capabilities. JFrog Enterprise Plus customers are also able to purchase the full suite of JFrog security products.
•
Additional, optional subscriptions.
o
JFrog Advanced Security, with functionality for Infrastructure as Code scanning, container scanning, contextual analysis and more, is available as an optional, add-on subscription for Enterprise X and Enterprise Plus subscribers, as well as through private offers in the cloud marketplaces.
o
JFrog Connect functionality for IoT devices is available for separate purchase while in early production phases.

We have an unwavering commitment to the software developer, security and IT operator communities, and show this commitment by offering varying forms of free access to our products in addition to the paid subscriptions described above. This free access takes the form of freemium offerings, free trials, and open source software, and helps generate demand for our paid offerings within the software developer, security and IT operator communities.

•
Freemium. Our freemium offerings allow software developers, security teams, and IT operators to explore JFrog Platform functionality before purchasing or upgrading to subscriptions that add additional capabilities. Users can access significant functionality of the JFrog Platform via a free, usage-capped cloud tier available on all major cloud providers. Community free services include a limited version of Artifactory as well as a community version for C/C++ developers (Conan).
•
Free Trials. We offer time-limited free trials of our platform that allow prospective customers to test the full functionality of a JFrog subscription within their environments or in the cloud. At the end of this trial period, prospective customers must pay for a subscription in order to continue utilizing JFrog services.
•
Open Source. Our open source offering is a limited functionality version of JFrog Artifactory that only supports Java-based software packages, and does not support organization-wide adoption by DevOps teams.

Growth Strategies

We intend to pursue the following growth strategies:

•
Extend our technology leadership. We will continue to invest in building new capabilities and extending our platform to bring the power of software supply chain management to a broader range of use cases, including increased security solutions for DevSecOps and continuing to enable DevOps solutions for devices on the edge. Additionally, we believe acquiring new technologies to complement our organic innovation efforts will help us rapidly adapt to address the evolving needs of the market and drive increased value for our customers.
•
Expand within our existing customer base. We have demonstrated a differentiated ability to retain customers, expand existing customer usage, and cross-sell a broader set of products and features within an organization. Our net dollar retention rate (“ARR”) of 128% as of December 31, 2022 highlights the increasing value of our products to our customer base. To date, we have been primarily relying on our self-service and inbound sales model. Moving forward, we intend to continue to expand our strategic sales team to identify new use cases and drive expansion and standardization on JFrog’s Software Supply Chain Platform.
•
Acquire new customers. Our freemium product offerings, free trial subscription options, and open source version of JFrog Artifactory increase software developer, security and IT operator familiarity with our products, and allow for low-friction product adoption. Additionally, we have steadily grown our international presence since inception and intend to continue to expand internationally as DevOps and DevSecOps practices are increasingly adopted around the world.
•
Expand and develop our technology partnership ecosystem. We have designed our platform to work with the major package technologies and be deployed in any environment, allowing our technology partners to better serve their customers. We also intend to cultivate and leverage channel and alliance partners, including cloud providers, to grow our market presence and drive greater sales efficiency.

Customers

As of December 31, 2022, we had a global customer base of approximately 7,200 organizations across all industries and sizes, including approximately 89% of Fortune 100 organizations.

As of December 31, 2022, 736 of our customers had ARR of $100,000 or more, increasing from 537 customers as of December 31, 2021, accounting for 62% and 57% of our ARR, respectively. We had 19 customers with ARR of at least $1.0 million as of December 31, 2022, increasing from 15 customers as of December 31, 2021. For the year ended December 31, 2022, our 10 largest customers represented approximately 7% of our total revenue and no single customer accounted for more than 1% of our total revenue. For the year ended December 31, 2022, approximately 37% of our revenue was generated from customers outside of the United States. All references to our customers included in this Annual Report refer to paying customers.

Technology

Our proprietary technology, fueled by our optimized database architecture, enables best-in-class reliability, scalability, and performance.

Our technology includes the following key attributes:

•
Universal package management. The core of our platform, JFrog Artifactory, stores software packages and manages the metadata from major package technologies, including Docker, OCI, Debian, RPM, Go, Helm, Kubernetes, NPM, NuGet, Python, Java and Rust. Our platform is designed to quickly and seamlessly add support for new package technologies as they arise, ensuring a comprehensive view of an organization’s software supply chain.
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
•
Advanced security scanners. Scanners that analyze the actual exploit risk of a vulnerability, in-context, based on the environment under which it exists and minimize security "noise" for developers so that they can focus on fixing the impactful issues. Scanners include Contextual Analysis, Service and Application Exposures, IaC Analysis and Secrets Detection.
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
•
Global federation of repositories. The ability to have bi-directional content synchronization across multi-site, globally distributed repositories, used for disaster recovery and geo-location transparency.
•
Scalable peer-to-peer based distribution. To accommodate network traffic bursts when deploying a new software version for thousands of clients concurrently across geographies, overcoming slow or unreliable network connectivity.
•
Smart IoT updates. Lightweight agent that sits on Linux-based IoT devices and facilitates the orchestration of device software updates in an outbound-only network and includes out-of-the-box integration with our Software Supply Chain Platform, providing validation that update bundles are secure and automatically received.
•
Device Remote Access & Control. Ability to connect remotely to services on an edge device using port-mapping or to create a secure shell to devices for debugging and inspection.

Marketing and Sales

Marketing

We primarily use a bottom-up, community-focused approach to marketing that prioritizes increasing the effectiveness of software developers, security teams, and IT operators. We empower software developers and IT operators to release software faster and more securely, and in the process create champions of our products who are well-positioned to demonstrate the value of JFrog to their broader organizations. These communities can easily engage with our products through free trials, freemium offerings, and open source software before deciding to use them on a paid basis. We believe this approach gives us a competitive advantage, as software developer and IT operator communities have become integral in spreading awareness of our brand, expanding use cases, and promoting the adoption of our platform in the overall organization. As a result, the value we bring to software developers and IT operators organically drives demand, as increased awareness, knowledge sharing, and adoption leads to greater exposure to the other features and products in our user interface.

We are also rapidly expanding our enterprise-level and field marketing functions to support our strategic sales team, providing an account-based approach to drive expansion to JFrog solutions amongst our largest customers and prospects. Additionally, we engage with prospective end-users through user-centered events, including JFrog swampUP, our annual, global DevOps and user conference, hands-on training events, and co-marketing activities with technology partners and large cloud platforms.

Sales

We primarily employ a self-service and inbound sales model, which makes it easy for customers to try, adopt, and use our products, creating a highly efficient sales motion. Our customers can start with an open source version of JFrog Artifactory, freemium product offerings, or free trial subscription options, or land directly with one of our paid subscription tiers. Our open source, freemium, and free trial options provide low-friction entry points for customers, who often upgrade to paid and higher-tiered subscriptions as they increase their usage of our products through the identification of new use cases, the need for additional functionality, or the adoption of our products by new teams or in new geographies. Once a user has decided to use our products beyond what is available in open source or freemium versions, or at the end of a free trial, they can upgrade to one of our paid subscriptions, which are priced based on number of servers or usage to align the value we deliver with our customers’ needs as they scale.

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

Competition

The worldwide DevOps and DevSecOps markets are rapidly evolving. We compete on the basis of a number of factors, including:

•
ability to provide an end-to-end, unified platform for the DevOps workflow;
•
ability to provide security solutions across software developers and enterprise workflows;
•
breadth of technologies we support;
•
breadth of technology integrations;
•
total cost of ownership;
•
extensibility across organizations, including software developers, security teams, IT operators, and IT managers;
•
ability to enable collaboration between software developers, security and IT operators;
•
ability to deploy our products in any combination of cloud, multi-cloud or on-premises environments;
•
performance, security, scalability, and reliability in tandem;

•
quality of customer experience and satisfaction;
•
quality of customer support;
•
ease of implementation and use; and
•
brand recognition and reputation.

Our products are available for self-managed, software-as-a-service (“SaaS”), and hybrid deployments. While we believe we compete successfully on the above factors, particularly with regards to the comprehensive nature of our solutions, we do experience competition in each of these categories with different vendors:

•
Home grown solutions. Over time, many companies built solutions in-house for specific use cases they uniquely required. Often, these solutions do not scale or were not designed to meet the needs of modern software delivery methodologies or technologies.
•
DevOps and developer-focused vendors. Many companies address only certain parts of the DevOps cycle and may compete with a limited set of JFrog offerings, including Microsoft’s GitHub, GitLab, Inc. and Sonatype.
•
Cloud providers. While also partners, cloud providers, such as Amazon Web Services (AWS), Microsoft Azure (including Azure DevOps) and Alphabet Inc.’s Google Cloud, may compete with a subset of JFrog functionality.
•
Security point solutions. Some security-focused companies may compete with a subset of JFrog’s holistic security offerings or address only developer-level security, such as Aqua Security, Snyk, Sonatype and Synopsys.
•
Diversified vendors. Some diversified technology companies, such as IBM, Inc. (including Red Hat), Pivotal Software and VMware, Inc. may have offerings that compete with certain JFrog products.

Additionally, we may compete with start-up and open source technologies across the categories described above. Many of our competitors have greater financial, technical, and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks, more diverse product and services offerings, and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. Furthermore, we expect that our industry will continue to attract new companies, including smaller emerging companies, which could introduce new offerings. We may also expand into new technology or geographical markets and encounter additional competitors in such markets.

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

As of December 31, 2022, we hold a number of active patents and have filed patent applications both in the U.S. and in other countries. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any of our patents issued in the future may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. In addition, we have international operations and intend to continue to expand these operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

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

Employees and Human Capital

As of December 31, 2022, we had a total of approximately 1,300 employees operating across nine countries, including approximately 700 employees located in Israel and approximately 350 employees located in the United States. None of our employees are represented by labor unions or, except for our employees in France and Spain, covered by collective bargaining agreements.

Our Culture

Our core values are reflected in our CODEX, which was created by our employees. We emphasize these values through formal and informal training. Each year we conduct a CODEX employee engagement survey asking for employee feedback to better understand our strengths and weaknesses and assess the alignment of the CODEX with the needs of our company. Based on the results of our annual employee surveys, we believe the CODEX will continue to support our growth and success moving forward:

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
•
Open Communication. Anyone can approach everyone about anything at any time regardless of rank or affiliation.
•
Agility. We believe change is an opportunity; an agile mindset leads us to better results in a rapidly changing environment.
•
WIN! We believe that with a “good enough” mindset, we will never achieve greatness.
•
Care. We care more; it’s the source of our “better-ness.”

Recruiting, Training and Development

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees and consultants. We attract new employees by advertising on our JFrog careers website, as well as leveraging our employee referral program. In order to meet our professional development objectives, we have implemented several formal and informal cross-company training programs to train new managers and employees with the skills to embark on a successful career at JFrog. In addition to annual performance reviews and merit-based compensation, we also encourage employees and their managers to maintain an open dialogue on progress throughout the year. Moreover, we focus on providing each employee an individualized career path and professional development opportunities.

Diversity, Inclusion and Equity (“DEI”)

We recognize and view equality as key to our success. We strive to foster a culture of diversity and inclusion so that all of our employees feel they are respected and treated equally, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. We emphasize this principle in our CODEX value “Everyone Counts Everyone Matters” and aim to provide our employees a diverse, equitable, and inclusive work environment.

We continue to support DEI-focused hiring and mandatory DEI training for all employees. For example, our workforce is diverse both in ethnicity and gender, including and up to the highest level of management, where four of our 11-member board and four of our 11-member executive management team are women.

Compensation and Benefits

Our compensation policy is designed to attract, retain and reward personnel. In addition to competitive base salaries and other cash compensation, we offer equity incentive plans that align the interest of our employees with our shareholders by motivating individuals to perform to the best of their abilities and achieve our business objectives, driving the success of our company and increasing shareholder value.

Workforce Health and Safety

In addition to traditional employee benefits, we have implemented a number of initiatives to support the well-being, safety and health of our employees. For example, we provide wellness and fitness membership reimbursement programs and ergonomic office equipment. As the COVID-19 pandemic continued into 2022, our employees’ health and safety remained our priority. When employees returned to offices to the extent permitted by local government restrictions, we implemented a Back to Office Policy that outlined new safety and health protocols to ensure the safety of our workplaces.

Corporate Information

We were incorporated under the laws of the State of Israel on April 28, 2008. We are registered with the Registrar of Companies under the company number 514130491. Our main place of business in the United States is located at 270 E. Caribbean Drive, Sunnyvale, California 94089. Our telephone number at this address is (408) 329-1540. Our registered office is located at 3 HaMahshev Street, Netanya, 4250465, Israel. Our telephone number at this address is + 972 (9)-894-1444. Our agent for service of process in the United States is JFrog, Inc.

“JFrog,” our logo, and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of JFrog Ltd. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Available Information

Our website address is https://www.jfrog.com, our investor relations website is https://investors.jfrog.com, our blog https://www.jfrog.com/blog and our Twitter account is @JFrog. We have used, and intend to continue to use, our website, investor relations website, our blog and Twitter accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website after we file them with the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our annual meeting of shareholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is https://www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters is also available on our investor relations website. Information contained on, or that can be accessed through, the websites provided does not constitute part of this Annual Report on Form 10-K or in any other report or document we file with the SEC, and inclusions of website addresses in this Annual Report on Form 10-K are inactive textual references only.

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
•
Unfavorable economic conditions may adversely affect our business and financial condition due to impacts on consumer and business spending, including reductions in information technology spending and decreased demand for our products, which could limit our ability to grow our business.
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
•
The impact of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict and other areas of geopolitical tension around the world, and the related global economic disruptions could continue to harm our business and results of operations.

Risks Related to Our Business and Industry

Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems, processes and controls, our business, financial condition, results of operations, and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our products. Our total number of customers has grown to approximately 7,200 organizations as of December 31, 2022 from approximately 6,650 organizations as of December 31, 2021. Our employee headcount has also increased significantly from approximately 1,000 as of December 31, 2021 to approximately 1,300 as of December 31, 2022. We expect to continue to grow our headcount over the next year. The growth and expansion of our business places a continuous significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, and our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

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

Our total revenues for the years ended December 31, 2022, 2021 and 2020 were $280.0 million, $206.7 million and $150.8 million, respectively, representing a growth rate of 35% and 37% for the years ended December 31, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. For example, we have experienced slowed growth during the COVID-19 pandemic. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, and global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our ordinary shares could be adversely affected.

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

Although we have achieved positive operating cash flow and free cash flow, we have incurred losses in all years since our incorporation. We incurred a net loss of $90.2 million, $64.2 million and $9.4 million in the years ended December 31, 2022, 2021 and 2020, respectively. As a result, we had an accumulated deficit of $229.2 million as of December 31, 2022. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our products, broaden our customer base, expand our sales and marketing activities, including building a small, high-touch strategic sales team and customer success team, expanding our operations, hiring additional employees, and continuing to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining positive operating cash flow and free cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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

Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow, and deferred revenue, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

•
general economic, industry, and market conditions, including adverse macroeconomic conditions such as inflation;
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
•
the impact of the COVID-19 pandemic or other global health crises on our business and the related global economic disruptions;
•
the impact of political uncertainty or unrest, including the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or the worsening of that conflict or tensions and the related global economic disruptions;
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

In order to provide value for our customers, we must offer products that allow our customers to compile software from source code repositories, manage the dependencies among components within software packages, move packages to a universal repository, ingest packages from third parties, including open source libraries, scan for vulnerabilities through various stages, distribute to endpoints, and deploy in production, all through a single user access point. The success of any new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the quality of our product and the user experience, our ability to manage the risks associated with new product releases, the effective management of development and other spending in connection with anticipated demand for new products, and the availability of newly developed products. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and delays in releasing new products, deployment options, and product enhancements and may have similar experiences in the future. As a result, some of our customers may either defer purchasing our products until the next upgrade is released or switch to a competitor if we are not able to keep up with technological developments. In addition, if defects are not discovered until after customers purchase our products, our customers could lose confidence in the quality of our products and our reputation and brand may be harmed. If significant bugs, errors, or other defects or deficiencies are not discovered and patched in a timely manner, unauthorized parties could gain access to such products. Any negative publicity related to the perceived quality of our products could harm our business, results of operations, and financial condition.

To keep pace with technological and competitive developments we have in the past invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products, and other assets that expand the products that we can offer our customers. For example, in 2021, we acquired Vdoo Connected Trust Ltd. (“Vdoo”), a privately-held security company, and Upswift Ltd. (“Upswift”), a cloud-based platform company and creator of connected device management software for developers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers or that will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and use cases of our products, develop new products, quickly resolve security vulnerabilities, or if our efforts to increase the use cases of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.

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
•
quality of customer support;
•
ease of implementation and use; and
•
brand recognition and reputation.

Our products are available for self-managed, SaaS, and hybrid deployments. While we believe we compete successfully on the above factors, particularly with regards to the comprehensive nature of our solutions, we do experience competition in each of these categories with different vendors:

•
Home grown solutions. Over time, many companies built solutions in-house for specific use cases they uniquely required. Often, these solutions do not scale or were not designed to meet the needs of modern software delivery methodologies or technologies.
•
DevOps and developer-focused vendors. Many companies address only certain parts of the DevOps cycle and may compete with a limited set of JFrog offerings, including Microsoft’s GitHub, GitLab, Inc. and Sonatype.
•
Cloud providers. While also partners, cloud providers, such as Amazon Web Services (AWS), Microsoft Azure (including Azure DevOps) and Alphabet Inc.’s Google Cloud, may compete with a subset of JFrog functionality.
•
Security point solutions. Some security-focused companies may compete with a subset of JFrog’s holistic security offerings or address only developer-level security, such as Aqua Security, Snyk, Sonatype and Synopsys.
•
Diversified vendors. Some diversified technology companies, such as IBM, Inc. (including Red Hat), Pivotal Software and VMware, Inc. may have offerings that compete with certain JFrog products.

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

In addition, a significant aspect of our sales and marketing focus is to expand deployments within existing customers. The rate at which our customers purchase additional subscriptions and expand the value of existing subscriptions depends on a number of factors, including customers’ level of satisfaction with our products, the nature and size of the deployments, the desire to address additional use cases, and the perceived need for additional features, as well as general economic conditions. We have experienced in the past and expect in the future that recessionary concerns and other unfavorable economic conditions will negatively impact our ability to expand deployments within existing customers. If our customers do not recognize the potential of our products, our business would be materially and adversely affected.

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

Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our products to maximize their potential. If users of our products do not implement, use, or update our products correctly or as intended, then inadequate performance and/or security vulnerabilities may result. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update, our software or our failure to train customers on how to use our software productively has in the past and may in the future result in customer dissatisfaction, and negative publicity and may adversely affect our reputation and brand. Our failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, which would adversely affect our business and growth prospects.

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

We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Our substantial anticipated headcount growth and our continued operation as a public company may result in a change to our corporate culture, which could harm our business.

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

Unfavorable economic conditions may adversely affect our business and financial condition due to impacts on consumer and business spending, including reductions in information technology spending and decreased demand for our products, which could limit our ability to grow our business.

Our operations and financial performance depend in part on global economic conditions and the impact of these conditions on levels of information technology spending and the willingness of our current and prospective customers to purchase our products. Adverse macroeconomic conditions, including recent inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations, some of which have already occurred in the U.S. and global economy during 2022, can have an adverse impact on consumer and businesses confidence and spending and negatively affect demand for our products.

For example, the United States has recently experienced historically high levels of inflation. The existence of inflation in the U.S. and global economy has and may continue to result in, higher interest rates and capital costs, increased costs of labor, fluctuating exchange rates and other similar effects. If the inflation rate continues to increase, it could affect our expenses, especially employee compensation. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced operating budgets. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Such delays or reductions in technology spending are often associated with enhanced budget scrutiny by our customers including additional levels of approvals, cloud optimization efforts and additional time to evaluate and test our products, which can lead to long and unpredictable sales cycles. We have recently experienced longer sales cycles for our products and enhanced budget scrutiny by our clients, and expect to continue to experience these challenges given the current macroeconomic environment. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to such negative conditions in the general economy by lowering prices.

The present conditions and state of the U.S. and global economies make it difficult to predict whether, when and to what extent a recession has occurred or will occur in the near future. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

We have acquired, and may in the future acquire, complementary businesses which could require significant management attention, disrupt our business, dilute shareholder value, and adversely affect our results of operations.

As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business, such as our Vdoo and Upswift acquisitions in 2021. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully.

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

Further, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2022, we hold a number of active patents and have filed patent applications both in the U.S. and in other countries. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain.

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

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Additionally, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release stating that the French data protection authority had issued a similar decision. On June 23, 2022, the Italian data protection authority adopted a similar decision, and on September 21, 2022, the Danish data protection authority adopted a similar decision. Other data protection authorities in the EU are increasingly focused on the use of online tracking tools and have indicated that they plan to issue similar rulings.

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

Our primary research and development operations are located in Israel. As of December 31, 2022, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of December 31, 2022, we had employees located in nine countries. Our current international operations involve, and future initiatives will involve, a variety of risks, including:

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
•
risks resulting from the COVID-19 pandemic, including uncertainty regarding how the U.S. or foreign governments will act or continue to act with respect to the ongoing pandemic;
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

We collect sales, value added and other similar taxes in a number of jurisdictions. One or more U.S. states or countries may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. Further, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, U.S. states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the United Kingdom and France, introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. A successful assertion by a U.S. state or local government, or other country or jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, we had net operating loss carryforwards of $107.3 million in Israel, U.S. federal net operating loss carryforwards of $0.2 million, and U.S. state net operating loss carryforwards of $48.8 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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
•
general economic conditions, the recent global economic downturn and slow or negative growth of our markets;
•
market volatility and fluctuation resulting from the ongoing COVID-19 pandemic; and
•
other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned approximately 32% of our ordinary shares outstanding as of December 31, 2022. As a result, these shareholders, acting together, will have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

A non-U.S. corporation will generally be considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, in any taxable year if either (1) at least 75% of its gross income for such year is passive income (the “PFIC income test”) or (2) at least 50% of its average quarterly assets during such year is attributable to assets that produce or are held for the production of passive income (the “PFIC asset test”). For purposes of the PFIC asset test, the value of our assets will generally be determined by reference to the fair market value of our assets, including goodwill and other unbooked intangibles. Based on our past and current projections of our income and assets, we do not believe we were a PFIC for the taxable year ending December 31, 2022, and do not expect to be a PFIC for the current taxable year or for the foreseeable future. Nevertheless, a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year). Since our projections may differ from our actual business results and our market capitalization and value of our assets may fluctuate, we cannot assure you that we will not be or become a PFIC in the current taxable year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. Holder (as defined in “Taxation and Government Programs—U.S. Federal Income Taxation” in the Prospectus) holds our ordinary shares, the U.S. Holder may be subject to adverse tax consequences. Each U.S. Holder is strongly urged to consult its own tax advisor regarding the application of these rules and the availability of any potential elections.

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

General Risk Factors

Many members of our management team have limited experience managing a public company, and the requirements of being a public company may strain our resources and divert management’s attention.

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

Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our operations as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituencies will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, and financial condition.

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

The impact of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, and other areas of geopolitical tension around the world, including the related global economic disruptions, remains uncertain at this time, and could harm or continue to harm our business and results of operations.

The ongoing COVID-19 pandemic, the Russia-Ukraine conflict, and other areas of geopolitical tension around the world continue to impact worldwide economic activity and financial markets. As a result of the ongoing COVID-19 pandemic, Russia-Ukraine conflict and related global economic disruptions, we have experienced and expect to continue to experience an increase in the average length of sales cycles to onboard new customers, delays in new projects, and requests by some customers for extension of payment obligations, all of which adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods. We have experienced slowed growth during the COVID-19 pandemic and Russia-Ukraine conflict, and expect to continue to experience slowed growth for new customers and fewer orders from our existing customers for upgrades within our platform. We have experienced and expect to continue to experience an increase in the average length of sales cycles and delays in new projects, both of which have adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

The extent and continued impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and related global economic disruptions on our operational and financial condition will depend on certain developments, including: government responses to the pandemic and the Russia-Ukraine conflict; the efficacy of COVID-19 vaccines; the impact of the pandemic and the Russia-Ukraine conflict on our customers and our sales cycles; their impacts on customer, industry, or technology-based community events; and effects on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the COVID-19 pandemic and Russia-Ukraine conflict, and other areas of geopolitical tension around the world, and any actions taken by governmental authorities and other third parties in response may also affect our future performance.

As of the date of this Annual Report on Form 10-K, the full impact of the COVID-19 pandemic, Russia-Ukraine conflict, and related global economic disruptions on our financial condition and results of operations remains uncertain. Furthermore, because of our subscription-based business model, the impact of these factors may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are co-headquartered in Sunnyvale, California and in Netanya, Israel. We lease approximately 49,000 square feet of office space in Sunnyvale under leases expiring through 2026, and approximately 67,000 square feet of office space in Netanya under a lease expiring in 2026.

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

Holders of Record

As of January 31, 2023, we had 72 holders of record of our Ordinary Shares. The actual number of holders is greater than this number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The graph below compares the cumulative total stockholder return on our ordinary share from September 16, 2020 (the date our ordinary share commenced trading on the Nasdaq) through December 31, 2022 with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Composite Index and the S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our ordinary share.

Comparison of Cumulative Total Returns
$170
$150
$130
$110
$90
$70
$50
$30
9/16/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
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

The following section generally discusses our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in Part II, Item 7 of our 2021 Annual Report on Form 10‐K, filed with the SEC on February 11, 2022.

Overview

JFrog’s vision is to power a world of continuously updated, version-less software – we call this Liquid Software.

We provide an end-to-end, hybrid, universal DevOps Platform that powers and controls the software supply chain, enabling organizations to continuously and securely deliver software updates across any system. This platform is the critical bridge between software development and deployment of that software, paving the way for the modern DevOps paradigm. We enable organizations to build and release software faster and more securely while empowering developers to be more efficient. As of December 31, 2022, we had a global customer base of approximately 7,200 organizations across all industries and sizes, including approximately 89% of Fortune 100 organizations, increasing from approximately 6,650 organizations as of December 31, 2021. All of the top 10 technology organizations, 9 of the top 10 financial services organizations, 8 of the top 10 retail organizations, 9 of the top 10 healthcare organizations, and 5 of the top 6 telecommunications organizations in the Fortune 500 have adopted the JFrog platform, embarking on their journey towards Liquid Software. For the year ended December 31, 2022, our 10 largest customers represented approximately 7% of our total revenue and no single customer accounted for more than 1% of our total revenue. For the year ended December 31, 2022, 37% of our revenue was generated from customers outside of the United States.

We have designed our subscription structure and go-to-market strategy to align our growth with the success of our customers. Our business model benefits from our ability to serve the needs of all customers, from individual software developers, security teams, and IT operators to the largest organizations, in a value-oriented manner.

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscription contributed 28% of our total revenue for the year ended December 31, 2022, compared to 24% for the year ended December 31, 2021.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from subscriptions that provide our customers with access to multiple products represented approximately 94% of our total revenue for the year ended December 31, 2022, compared to 92% for the year ended December 31, 2021. Revenue from Enterprise Plus subscription represented approximately 38% of our total revenue for the year ended December 31, 2022, compared to approximately 32% for the year ended December 31, 2021. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

We have an unwavering commitment to the software developer, security and IT operator communities, and show this commitment by offering varying forms of free access to our products in addition to the paid subscriptions described above. This free access takes the form of freemium offerings, free trials, and open source software, and helps generate demand for our paid offerings within the software developer, security and IT operator communities.

We generated revenue of $280.0 million and $206.7 million for the years ended December 31, 2022 and 2021, respectively, representing year-over-year growth rate of 35%. We continued to invest in our business and had net loss of $90.2 million and $64.2 million for the years ended December 31, 2022 and 2021, respectively.

Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Extending Our Technology Leadership

We intend to continue to enhance our platform by developing new products and expanding the functionality of existing products to maintain our technology leadership. Since our initial launch of JFrog Artifactory, we have released several additional products and solutions that together create a unified DevOps platform.

We invest heavily in integrating our products with the major package technologies so that our products can be easily adopted in any development environment. We believe that these integrations increase the value of our platform to our customers, as they provide freedom of choice for software developers, security and IT operators and help avoid vendor lock-in. We intend to expend additional resources in the future to continue introducing new products, features, and functionality.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of December 31, 2022 and 2021, our net dollar retention rate was 128% and 130%, respectively. We started experiencing slower expansion across existing customers towards the end of fiscal 2022, and expect this trend to continue in the near future.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of December 31, 2022, 736 of our customers had ARR of $100,000 or more, increasing from 537 customers as of December 31, 2021. We had 19 customers with ARR of at least $1.0 million as of December 31, 2022, increasing from 15 customers as of December 31, 2021.

Acquiring New Customers

We believe there is a significant opportunity to grow the number of customers that use our platform. As of December 31, 2022, approximately 32% of the Forbes Global 2000 were JFrog customers. Our results of operations and growth prospects will depend in part on our ability to attract new customers. To date, we have primarily relied on our self-service and inbound sales model to attract new customers. Prospective customers can evaluate and adopt our products through our freemium offerings, free trials, and open source software options. The costs associated with providing these freemium offerings, free trials, and open source software options are included in sales and marketing. While we believe we have a significant market opportunity that our platform addresses, we will need to continue to invest in customer support, sales and marketing, and research and development in order to address this opportunity.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$21,425	$27,902	$29,458
Less: purchases of property and equipment	(4,328)	(4,228)	(3,522)
Free cash flow	$17,097	$23,674	$25,936
Net cash used in investing activities	$(53,338)	$(125,545)	$(311,796)
Net cash provided by financing activities	$11,027	$1,444	$406,134

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$261,452	$190,046	$137,978
License—self-managed	18,588	16,637	12,849
Total subscription revenue	280,040	206,683	150,827
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	61,407	41,023	27,619
License—self-managed(2)	880	800	832
Total cost of revenue—subscription	62,287	41,823	28,451
Gross profit	217,753	164,860	122,376
Operating expenses:
Research and development(1)(3)	121,225	79,604	41,113
Sales and marketing(1)(2)(3)(4)	130,812	96,962	60,936
General and administrative(1)(3)(4)	55,556	56,663	34,519
Total operating expenses	307,593	233,229	136,568
Operating loss	(89,840)	(68,369)	(14,192)
Interest and other income, net	5,094	744	2,045
Loss before income taxes	(84,746)	(67,625)	(12,147)
Income tax expense (benefit)	5,438	(3,422)	(2,742)
Net loss	$(90,184)	$(64,203)	$(9,405)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$6,991	$4,027	$1,129
Research and development	24,664	14,572	3,903
Sales and marketing	22,753	15,256	4,882
General and administrative	14,253	23,094	13,938
Total share-based compensation expense	$68,661	$56,949	$23,852

(2) Includes amortization expense of acquired intangible assets as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$9,543	$4,147	$—
Cost of revenue: license—self-managed	880	800	832
Sales and marketing	1,145	952	729
Total amortization expense of acquired intangible assets	$11,568	$5,899	$1,561

(3) Includes acquisition-related costs as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$25	$16	$—
Research and development	9,610	5,489	1,403
Sales and marketing	762	463	367
General and administrative	315	1,006	—
Total acquisition-related costs	$10,712	$6,974	$1,770

(4) Includes legal settlement costs as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Sales and marketing	$—	$2,550	$—
General and administrative	216	203	—
Total legal settlement costs	$216	$2,753	$—

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription—self-managed and SaaS	93%	92%	91%
License—self-managed	7	8	9
Total subscription revenue	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	22	20	18
License—self-managed	—	—	1
Total cost of revenue—subscription	22	20	19
Gross profit	78	80	81
Operating expenses:
Research and development	43	39	27
Sales and marketing	47	47	40
General and administrative	20	27	23
Total operating expenses	110	113	90
Operating loss	(32)	(33)	(9)
Interest and other income, net	2	—	1
Loss before income taxes	(30)	(33)	(8)
Income tax expense (benefit)	2	(2)	(2)
Net loss	(32)%	(31)%	(6)%
Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$261,452	$190,046	$71,406	38%
License—self-managed	18,588	16,637	1,951	12
Total subscription revenue	$280,040	$206,683	$73,357	35%

The increase in total subscription revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 consisted of approximately $66.4 million growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$61,407	$41,023	$20,384	50%
License—self-managed	880	800	80	10
Total cost of revenue—subscription	$62,287	$41,823	$20,464	49%
Gross margin	78%	80%

Total cost of revenue increased for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to an increase of $6.4 million in personnel-related expenses mainly as a result of increased headcount, an increase of $5.5 million in amortization of intangibles mainly as a result of our acquisition of Vdoo Connected Trust Ltd (“Vdoo”) in July 2021, an increase of $3.6 million in third-party hosting costs primarily driven by increased revenue from SaaS subscription, and an increase of $3.0 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

The decrease in gross margin for the year ended December 31, 2022 compared to the year ended December 31, 2021 reflects mainly higher amortization expense as discussed above.

Operating Expenses

Research and Development

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$121,225	$79,604	$41,621	52%

Research and development expense increased for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to an increase of $20.5 million in personnel-related expenses mainly as a result of increased headcount, including headcount from our acquisitions, an increase of $10.1 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $5.4 million in compensation expense associated with holdback and retention arrangements as part of our acquisitions.

Sales and Marketing

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$130,812	$96,962	$33,850	35%

Sales and marketing expense increased for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to an increase of $10.5 million in personnel-related expenses mainly as a result of increased headcount, an increase of $7.5 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $6.4 million in marketing program costs.

General and Administrative

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$55,556	$56,663	$(1,107)	(2)%

General and administrative expense decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily attributable to a decrease of $8.8 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, partially offset by an increase of $6.7 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$6,991	$4,027	$2,964	74%
Research and development	24,664	14,572	10,092	69
Sales and marketing	22,753	15,256	7,497	49
General and administrative	14,253	23,094	(8,841)	(38)
Total share-based compensation expense	$68,661	$56,949	$11,712	21%

The increase in share-based compensation expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to grants to new and existing employees. In addition, equity awards and holdback arrangements associated with our Vdoo acquisition resulted in an increase of $3.8 million share-based compensation expense primarily in research and development. Share-based compensation expense in general and administrative decreased due to $14.6 million expense recognized for the nine months ended September 30, 2021 related to the RSU granted to our CEO, which fully vested in September 2021.

Interest and Other Income, Net

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$5,094	$744	$4,350	585%

Interest and other income, net increased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher interest income as a result of higher interest rates on our deposits and marketable securities.

Income Tax Expense (Benefit)

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$5,438	$(3,422)	$8,860	(259)%
Effective income tax rate	(6)%	5%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance. See Note 14, Income Taxes, to the Consolidated Financial Statements for further information on the provision for income taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and business and asset acquisitions.

As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $443.2 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$21,425	$27,902
Net cash used in investing activities	$(53,338)	$(125,545)
Net cash provided by financing activities	$11,027	$1,444

Operating Activities

Net cash provided by operating activities of $21.4 million for the year ended December 31, 2022 was primarily related to our net loss of $90.2 million, adjusted for non-cash charges of $94.8 million, including share-based compensation expense of $68.7 million and depreciation and amortization of $14.7 million, and changes in our operating assets and liabilities of $16.8 million. The changes in operating assets and liabilities were primarily related to an increase in deferred revenue of $28.6 million and a decrease in prepaid expenses and other assets of $9.3 million primarily due to the one-time acquisition holdback payments in 2021, partially offset by an increase in accounts receivable of $11.2 million, a decrease of $9.1 million in operating lease liabilities primarily as a result of payments, and an increase of $7.2 million in net deferred contract acquisition costs related to capitalized commissions. The increases in deferred revenue, accounts receivable, and deferred contract acquisition costs were driven by higher sales.

Net cash provided by operating activities of $27.9 million for year ended December 31, 2021 was primarily related to our net loss of $64.2 million adjusted for non-cash charges of $77.3 million, including share-based compensation expense of $56.9 million and depreciation and amortization of $8.7 million, and changes in our operating assets and liabilities of $14.8 million. The changes in our operating assets and liabilities was primarily related to an increase in deferred revenue of $43.0 million and an increase in accrued expense and other liabilities of $13.1 million, partially offset by an increase in prepaid expense and other assets of $17.7 million, an increase of accounts receivable of $12.8 million, and an increase in deferred contract acquisition costs of $6.2 million. The increases in deferred revenue, accounts receivable, and deferred contract acquisition costs were driven by higher sales. The increase in accrued expense and other liabilities was primarily attributable to a $8.8 million increase in compensation and benefit accruals and an accrual for litigation settlement of $2.6 million. $16.1 million of the increase in prepaid expense and other assets were due to prepayments pursuant to holdback agreements associated with our acquisitions.

Investing Activities

Net cash used in investing activities of $53.3 million for the year ended December 31, 2022 consisted primarily of net purchase of short-term investments of $48.5 million and capital expenditure of $4.3 million.

Net cash used in investing activities of $125.5 million for the year ended December 31, 2021 consisted primarily of payments for acquisitions of $195.8 million, net of cash acquired and capital expenditure of $4.2 million, partially offset by net proceeds from sales and maturities of short-term investments of $75.0 million.

Financing Activities

Net cash provided by financing activities of $11.0 million for the year ended December 31, 2022 consisted primarily of proceeds from exercise of share options of $5.9 million and proceeds from employee share purchases under our ESPP of $5.2 million.

Net cash provided by financing activities of $1.4 million for the year ended December 31, 2021 consisted of proceeds from exercise of share options of $6.8 million and proceeds from employee share purchases under our ESPP of $3.1 million, partially offset by net payments of $8.5 million to tax authorities associated with our employee equity transactions.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2022:

		Payments Due by Period
	Total	Short-term	Long-term
	(in thousands)
Operating lease obligations	$30,839	$8,381	$22,458
Purchase obligations	62,852	18,569	44,283
Total	$93,691	$26,950	$66,741

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We believe we will have sufficient liquidity from our operations to fulfil the commitments.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the years ended December 31, 2022, 2021, and 2020, respectively.

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

As of December 31, 2022, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% adverse change in current exchange rates would not have materially affected on our cash, cash equivalents, restricted cash, and short-term investment balances as of December 31, 2022.

Interest Rate Risk

As of December 31, 2022, we had cash and cash equivalents of $45.6 million, and short-term investments of $397.6 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data

JFROG LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of JFROG LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JFrog Ltd. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred shares and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Evaluation of SSPs for Self-managed subscription and license performance obligations
Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company recognized Self-managed subscription revenue and Self-managed license revenue of $181.8 million and $18.6 million, respectively, for the year ended December 31, 2022. In establishing Standalone Selling Price ("SSP") for its Self-managed subscription and Self-managed license performance obligations the Company maximizes the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, the Company utilizes available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs or uses the expected cost-plus margin approach to estimate the price the Company would charge if the products and services were sold separately. The Company allocates the transaction price of Self-managed transactions to each performance obligation on a relative SSP basis.

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

February 9, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of JFROG LTD.

Opinion on Internal Control Over Financial Reporting

We have audited JFrog Ltd.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JFrog Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred shares and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER

A Member of EY Global

Tel-Aviv, Israel

February 9, 2023

JFROG LTD.

Consolidated Balance SheetS

(in thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$45,595	$68,284
Short-term investments	397,605	352,844
Accounts receivable, net	62,117	50,483
Deferred contract acquisition costs	8,102	5,271
Prepaid expenses and other current assets	18,603	22,140
Total current assets	532,022	499,022
Property and equipment, net	8,021	6,689
Deferred contract acquisition costs, noncurrent	13,501	9,120
Operating lease right-of-use assets	24,602	25,999
Intangible assets, net	37,544	47,980
Goodwill	247,955	247,776
Other assets, noncurrent	7,576	15,942
Total assets	$871,221	$852,528
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,867	$10,868
Accrued expenses and other current liabilities	28,848	27,954
Operating lease liabilities	7,132	7,293
Deferred revenue	158,725	129,149
Total current liabilities	209,572	175,264
Deferred revenue, noncurrent	16,990	17,957
Operating lease liabilities, noncurrent	16,829	20,014
Other liabilities, noncurrent	3,057	712
Total liabilities	246,448	213,947
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; and 100,907,857 and 97,312,040 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	283	272
Additional paid-in capital	856,438	776,690
Accumulated other comprehensive income (loss)	(2,772)	611
Accumulated deficit	(229,176)	(138,992)
Total shareholders’ equity	624,773	638,581
Total liabilities and shareholders’ equity	$871,221	$852,528

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription—self-managed and SaaS	$261,452	$190,046	$137,978
License—self-managed	18,588	16,637	12,849
Total subscription revenue	280,040	206,683	150,827
Cost of revenue:
Subscription—self-managed and SaaS	61,407	41,023	27,619
License—self-managed	880	800	832
Total cost of revenue—subscription	62,287	41,823	28,451
Gross profit	217,753	164,860	122,376
Operating expenses:
Research and development	121,225	79,604	41,113
Sales and marketing	130,812	96,962	60,936
General and administrative	55,556	56,663	34,519
Total operating expenses	307,593	233,229	136,568
Operating loss	(89,840)	(68,369)	(14,192)
Interest and other income, net	5,094	744	2,045
Loss before income taxes	(84,746)	(67,625)	(12,147)
Income tax expense (benefit)	5,438	(3,422)	(2,742)
Net loss	$(90,184)	$(64,203)	$(9,405)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.91)	$(0.68)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	99,243,894	94,783,082	46,488,225

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2022	2021	2020

Net loss	$(90,184)	$(64,203)	$(9,405)
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale marketable securities, net	(1,430)	(195)	(104)
Unrealized gains (losses) on derivative instruments, net	(1,953)	434	441
Other comprehensive income (loss)	(3,383)	239	337
Comprehensive loss	$(93,567)	$(63,964)	$(9,068)

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2019	52,063,647	$175,844	27,930,741	$80	$31,835	$35	$(65,384)	$(33,434)
Conversion of convertible preferred shares to ordinary shares upon initial public offering	(52,063,647)	(175,844)	52,063,647	142	175,702	—	—	175,844
Issuance of ordinary shares upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,735,232	29	393,204	—	—	393,233
Issuance of ordinary shares upon exercise of share options	—	—	2,091,912	6	3,461	—	—	3,467
Issuance of ordinary shares upon release of restricted share units			138,400	—	—	—	—	—
Issuance of ordinary shares related to business combination	—	—	152,515	—	—	—	—	—
Share-based compensation expense	—	—	—	—	23,852	—	—	23,852
Other comprehensive income, net of tax	—	—	—	—	—	337	—	337
Net loss	—	—	—	—	—	—	(9,405)	(9,405)
Balance as of December 31, 2020	—	—	92,112,447	257	628,054	372	(74,789)	553,894
Issuance of ordinary shares upon exercise of share options	—	—	2,538,063	7	6,830	—	—	6,837
Issuance of ordinary shares upon release of restricted share units	—	—	643,980	2	(2)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	—	—	94,638	—	3,092	—	—	3,092
Issuance of ordinary shares related to business combination	—	—	1,922,912	6	81,767	—	—	81,773
Share-based compensation expense	—	—	—	—	56,949	—	—	56,949
Other comprehensive income, net of tax	—	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	—	(64,203)	(64,203)
Balance as of December 31, 2021	—	—	97,312,040	272	776,690	611	(138,992)	638,581
Issuance of ordinary shares upon exercise of share options	—	—	2,142,019	6	5,916	—	—	5,922
Issuance of ordinary shares upon release of restricted share units	—	—	1,088,655	4	(4)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	—	—	261,494	1	5,175	—	—	5,176
Issuance of ordinary shares related to business combination	—	—	103,649	—	—	—	—	—
Share-based compensation expense	—	—	—	—	68,661	—	—	68,661
Other comprehensive loss, net of tax	—	—	—	—	—	(3,383)	—	(3,383)
Net loss	—	—	—	—	—	—	(90,184)	(90,184)
Balance as of December 31, 2022	—	$—	100,907,857	$283	$856,438	$(2,772)	$(229,176)	$624,773

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

Consolidated StatementS of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(90,184)	$(64,203)	$(9,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,655	8,746	3,660
Share-based compensation expense	68,661	56,949	23,852
Non-cash operating lease expense	7,357	6,108	—
Net amortization of premium or discount on investments	2,354	5,522	1,905
Loss on foreign exchange	1,799	—	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(11,186)	(12,810)	(12,312)
Prepaid expenses and other assets	9,286	(17,715)	(6,997)
Deferred contract acquisition costs	(7,212)	(6,195)	(2,207)
Accounts payable	4,102	504	4,921
Accrued expenses and other liabilities	2,242	13,089	5,509
Operating lease liabilities	(9,058)	(5,051)	—
Deferred revenue	28,609	42,958	20,532
Net cash provided by operating activities	21,425	27,902	29,458
Cash flows from investing activities:
Purchases of short-term investments	(411,242)	(266,319)	(450,734)
Maturities and sales of short-term investments	362,711	341,354	142,460
Purchases of property and equipment	(4,328)	(4,228)	(3,522)
Payments for business combinations, net of cash acquired	(179)	(195,752)	—
Purchases of intangible asset	(300)	(600)	—
Net cash used in investing activities	(53,338)	(125,545)	(311,796)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	393,481
Proceeds from exercise of share options	5,922	6,837	3,467
Proceeds from employee share purchase plan	5,176	3,092	—
Payments to tax authorities, net of proceeds from employee equity transactions	(71)	(8,485)	9,186
Net cash provided by financing activities	11,027	1,444	406,134
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,047)	—	—
Net decrease in cash, cash equivalents, and restricted cash	(22,933)	(96,199)	123,796
Cash, cash equivalents, and restricted cash—beginning of period	68,540	164,739	40,943
Cash, cash equivalents, and restricted cash—end of period	$45,607	$68,540	$164,739
Supplemental disclosure of cash flow information:
Income tax payments (refunds)	$(1,709)	$153	$(238)
Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment during the period included in accounts payable	$91	$509	$276
Reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$45,595	$68,284	$164,461
Restricted cash included in prepaid expenses and other current assets	12	13	14
Restricted cash included in other assets, noncurrent	—	243	264
Total cash, cash equivalents, and restricted cash	$45,607	$68,540	$164,739

The accompanying notes are an integral part of these consolidated financial statements.

JFrog Ltd.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

JFrog Ltd. (together with its subsidiaries, “JFrog”, or the “Company”) was incorporated under the laws of the State of Israel in 2008. JFrog provides an end-to-end, hybrid, universal DevOps Platform that powers and controls the software supply chain, enabling organizations to continuously and securely deliver software updates across any system. JFrog’s platform is the critical bridge between software development and deployment of that software, paving the way for the modern DevOps paradigm. The Company enables organizations to build and release software faster and more securely while empowering developers to be more efficient. The Company’s solutions are designed to run on-premise, in public or private clouds, or in hybrid environments.

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

Foreign Currency

The functional currency of the Company is the U.S. dollar. Accordingly, foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Gains or losses from foreign currency re-measurement and settlements are included in interest and other income, net in the Consolidated Statement of Operations.

Concentration of Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and derivative instruments. The Company maintains its cash, cash equivalents, restricted cash, and short-term investments with high-quality financial institutions mainly in the U.S. and Israel, and regularly monitors their composition and maturities. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. The Company grants credit to its customers in the normal course of business.

As of December 31, 2022 and 2021, no single customer represented 10% or more of accounts receivable. No single customer accounted for more than 10% of total revenue for the periods presented.

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

The Company recognizes its derivative instruments as either prepaid expenses and other current assets or accrued expenses and other current liabilities in the Consolidated Balance Sheets and carries them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Derivative instruments that hedge the exposure to variability in expected future cash flows are designated as cash flow hedges. Changes in the fair value of these derivatives are recorded in AOCI in the Consolidated Balance Sheets, until the forecasted transaction occurs. Upon occurrence, the Company reclassifies the related gains or losses on the derivative to the same financial statement line item in the Consolidated Statements of Operations to which the derivative relates. In case the Company discontinues cash flow hedges, it records the related amount in interest and other income, net, on the Consolidated Statements of Operations. Derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities are currently not designated as hedges for financial reporting purposes. The Company records changes in the fair value of these derivatives in interest and other income, net in the Consolidated Statements of Operations. The cash flows from the derivative instruments are recorded in operating activities in the Consolidated Statements of Cash Flows.

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

Amortization of sales commissions are consistent with the pattern of revenue recognition of each performance obligation and are included primarily in sales and marketing expense in the Consolidated Statements of Operations. The Company has applied the practical expedient in Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.

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

Capitalized Software Costs

Software development costs for software to be sold, leased, or otherwise marketed are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established when all planning, designing, coding and testing necessary to meet the product’s design specifications have been completed. Maintenance costs are expensed as incurred. The amount of qualifying costs for capitalization incurred was immaterial for the periods presented because the general release process for most of the Company’s products is essentially completed concurrently with the establishment of technological feasibility.

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

Revenue Recognition

The Company’s revenues are comprised of revenue from self-managed subscriptions and SaaS subscriptions. Subscriptions to the Company’s self-managed software include license, support, and upgrades and updates on a when-and-if-available basis. The Company’s SaaS subscriptions provide access to the Company’s latest managed version of its product hosted in a public cloud. Self-managed subscriptions and SaaS subscriptions are both offered on an annual and multi-year basis, with the exception of certain SaaS subscriptions, which are also offered on a monthly basis. The Company’s annual and multi-year subscriptions are typically invoiced and collected at the beginning of the contract term or in annual installments. The Company’s monthly SaaS subscriptions are typically billed in arrears. For SaaS subscriptions with a minimum usage commitment, the Company typically invoices and collects the commitment amount at the time of entering into the contract, with any usage in excess of the committed contracted amount billed monthly in arrears.

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

Advertising Costs

Advertising costs are expensed as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs amounted to $8.6 million, $5.8 million, and $2.7 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in sales and marketing expense in the Consolidated Statements of Operations.

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

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $5.9 million, $1.5 million, and $2.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. Foreign exchange gains (losses) were not material for all periods presented.

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

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	December 31,
	2022	2021
	(in thousands)
United States	$11,569	$10,845
Israel	17,887	18,165
Rest of world	3,167	3,678
Total long-lived assets	$32,623	$32,688

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Year Ended December 31,
	2022		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$200,390	72%	$157,035	76%	$118,207	78%
Subscription	181,802	65	140,398	68	105,358	70
License	18,588	7	16,637	8	12,849	8
SaaS	79,650	28	49,648	24	32,620	22
Total subscription revenue	$280,040	100%	$206,683	100%	$150,827	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Year Ended December 31,
	2022		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$176,334	63%	$129,503	63%	$96,786	64%
Israel	6,893	2	4,543	2	2,837	2
Rest of world	96,813	35	72,637	35	51,204	34
Total subscription revenue	$280,040	100%	$206,683	100%	$150,827	100%

Contract Balances

Of the $147.1 million, $102.8 million and $82.3 million of deferred revenue recorded as of December 31, 2021, 2020 and 2019, respectively, the Company recognized $129.1 million, $83.8 million and $73.7 million as revenue during the years ended December 31, 2022, 2021, and 2020, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $204.7 million, which consists of billed considerations of $175.7 million and unbilled considerations of $29.0 million, that the Company expects to recognize as revenue. As of December 31, 2022, the Company expects to recognize 84% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $7.2 million, $4.6 million, and $3.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

4. Short-Term Investments

Short-term investments consisted of the following:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Bank deposits	$96,034	$—	$—	$96,034
Certificates of deposit	2,204	—	(51)	2,153
Commercial paper	38,164	2	(137)	38,029
Corporate debt securities	137,191	41	(859)	136,373
Municipal securities	38,543	23	(222)	38,344
Government and agency debt	87,149	7	(484)	86,672
Marketable securities	303,251	73	(1,753)	301,571
Total short-term investments	$399,285	$73	$(1,753)	$397,605

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Bank deposits	$90,704	$—	$—	$90,704
Commercial paper	56,448	—	(37)	56,411
Corporate debt securities	109,212	1	(151)	109,062
Municipal securities	71,046	—	(50)	70,996
Government and agency debt	25,698	—	(27)	25,671
Marketable securities	262,404	1	(265)	262,140
Total short-term investments	$353,108	$1	$(265)	$352,844

The following table summarizes the Company’s marketable securities by contractual maturities:

December 31, 2022
(in thousands)
Due in 1 year or less	$182,375
Due in 1 year through 2 years	119,196
Total	$301,571

The following table presents fair value and gross unrealized losses of the Company's marketable securities, which have been in a continuous loss position for less than 12 months:

	December 31, 2022		December 31, 2021
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Certificates of deposit	$2,153	$(51)	$—	$—
Commercial paper	31,838	(137)	56,411	(37)
Corporate debt securities	123,540	(859)	105,232	(151)
Municipal securities	25,336	(222)	67,943	(50)
Government and agency debt	71,781	(484)	25,671	(27)
Total	$254,648	$(1,753)	$255,257	$(265)

As of December 31, 2022 and 2021, the unrealized losses related to marketable securities were determined not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 13, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of AOCI during the periods presented.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2022
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$9,562	$9,562	$—
Cash equivalents	9,562	9,562	—
Bank deposits	96,034	—	96,034
Certificates of deposit	2,153	—	2,153
Commercial paper	38,029	—	38,029
Corporate debt securities	136,373	—	136,373
Municipal securities	38,344	—	38,344
Government and agency debt	86,672	—	86,672
Short-term investments	397,605	—	397,605
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	20	—	20
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	21	—	21
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$407,220	$9,562	$397,658
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$1,098	$—	$1,098
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	379	—	379
Total financial liabilities	$1,477	$—	$1,477

	December 31, 2021
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$21,670	$21,670	$—
Municipal securities	175	—	175
Cash equivalents	21,845	21,670	175
Bank deposits	90,704	—	90,704
Commercial paper	56,411	—	56,411
Corporate debt securities	109,062	—	109,062
Municipal securities	70,996	—	70,996
Government and agency debt	25,671	—	25,671
Short-term investments	352,844	—	352,844
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	891	—	891
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	43	—	43
Restricted bank deposits included in prepaid expenses and other current assets	13	—	13
Restricted bank deposits included in other assets, noncurrent	243	—	243
Total financial assets	$375,879	$21,670	$354,209
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$16	$—	$16
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	5	—	5
Total financial liabilities	$21	$—	$21

As of December 31, 2022 and 2021, the Company did not have any assets or liabilities valued based on Level 3 valuations.

6. Derivative Financial Instruments and Hedging

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	December 31,
	2022	2021
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$42,854	$45,971
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	17,555	4,975
Total derivative instruments	$60,409	$50,946

Effect of Foreign Currency Contracts on the Consolidated Statements of Operations

The effect of foreign currency contracts on the Consolidated Statements of Operations during the periods presented were as follows:

	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$(314)	$74	$68	$—	$—	$—
Research and development	(2,660)	504	426	—	—	—
Sales and marketing	(540)	120	141	—	—	—
General and administrative	(650)	166	163	—	—	—
Interest and other income, net	8	8	—	(527)	345	62
Total gains (losses) recognized in earnings	$(4,156)	$872	$798	$(527)	$345	$62

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 13, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of December 31, 2022 are expected to be recognized as operating expenses in the same financial statement line item in the Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Computer and software	$8,330	$5,955
Furniture and office equipment	2,802	2,248
Leasehold improvements	5,748	4,893
Property and equipment, gross	16,880	13,096
Less: accumulated depreciation and amortization	(8,859)	(6,407)
Property and equipment, net	$8,021	$6,689

Depreciation and amortization expense were $3.1 million, $2.8 million, and $2.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued compensation and benefits	$20,892	$17,601
Accrued expenses	7,956	10,353
Accrued expenses and other current liabilities	$28,848	$27,954

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

The total purchase consideration transferred for the Vdoo acquisition was $299.5 million, comprised of $217.7 million in cash and $81.8 million for the fair value of 1,823,266 shares of the Company’s ordinary shares issued. In addition to the purchase consideration and pursuant to holdback agreements with certain Vdoo employees, the Company transferred $13.2 million in cash and committed to issue 110,932 shares of the Company’s ordinary shares, which is expected to be released to these employees in one to two years from the acquisition date, subject to their continued service. The Company also agreed to pay up to a $10.0 million retention bonus to Vdoo continuing employees in three annual installments following the acquisition date. The payouts or vesting of the holdback and the retention considerations are subject to continued employment, and therefore recognized as compensation expense over the requisite service period. In addition, pursuant to the purchase agreement, on July 19, 2021, the Company issued approximately $30.0 million of RSUs to Vdoo employees in accordance with the terms of the Company’s equity incentive plan, which is expected to vest and be expensed over an approximately 4-year service period.

The following table summarizes the fair value of assets acquired and liabilities assumed:

July 19, 2021
(in thousands)
Cash and cash equivalent	$31,240
Other current assets	943
Intangible assets	45,500
Goodwill	224,852
Other noncurrent assets	2,692
Total assets acquired	305,227
Current liabilities	4,272
Noncurrent liabilities	1,501
Total liabilities assumed	5,773
Total purchase consideration	$299,454

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

9. Goodwill and Intangible Assets, Net

Goodwill

The following table represents the changes to goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2020	$17,320
Additions from acquisitions	230,456
Balance as of December 31, 2021	247,776
Purchase price adjustment	179
Balance as of December 31, 2022	$247,955

Intangible Assets, Net

Intangible assets consisted of the following as of December 31, 2022:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(17,434)	$32,913	3.3
Customer relationships	5,541	(1,840)	3,701	4.1
Other intangible assets	1,132	(202)	930	1.9
Total	$57,020	$(19,476)	$37,544

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

Amortization expenses for intangible assets were $11.6 million, $5.9 million and $1.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The expected future amortization expenses by year related to the intangible assets as of December 31, 2022 are as follows:

December 31, 2022
(in thousands)
Year Ending December 31,
2023	$11,776
2024	11,034
2025	9,110
2026	5,241
2027	383
Total	$37,544

10. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through March 2028.

Components of operating lease expense were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating lease cost	$7,682	$6,274
Short-term lease cost	527	139
Variable lease cost	377	375
Total operating lease cost	$8,586	$6,788

Supplementary cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2022	2021
Cash paid for operating leases	$7,546	$5,709
ROU assets obtained in exchange for new operating lease liabilities	$3,567	$2,653
Adjustment to ROU assets upon modification of existing lease	$2,393	$4,969

As of December 31, 2022, the weighted-average discount rate is 2.0% and the weighted-average remaining term is 3.6 years. Maturities of the Company’s operating lease liabilities as of December 31, 2022 were as follows:

December 31, 2022
(in thousands)
Year Ending December 31,
2023	$7,531
2024	6,703
2025	6,058
2026	3,689
2027	811
Thereafter	117
Total operating lease payments	24,909
Less: imputed interest	(948)
Total operating lease liabilities	$23,961

As of December 31, 2022, the Company had additional operating lease obligations of $5.9 million related to facility leases commencing in 2023 with lease terms of 4 to 5 years.

11. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of December 31, 2022, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

December 31, 2022
(in thousands)
Year Ending December 31,
2023	$18,569
2024	19,254
2025	25,029
Total	$62,852

Indemnifications and Contingencies

The Company enters into indemnification provisions under certain agreements with other parties in the ordinary course of business. In its customer agreements, the Company has agreed to indemnify, defend and hold harmless the indemnified party for third party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party intellectual property infringement claims. For certain large or strategic customers, the Company has agreed to indemnify, defend and hold harmless the indemnified party for certain additional matters including but not limited to non-compliance with certain representations and warranties made by the Company.

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

The Company has the following ordinary shares reserved for future issuance:

December 31, 2022
Outstanding share options	7,205,324
Outstanding RSUs	7,981,147
Issuable ordinary shares related to business combinations	55,466
Shares available for future issuance under the 2020 Plan	13,109,086
Shares available for future issuance under ESPP	3,641,150
Total ordinary shares reserved	31,992,173

Equity Incentive Plans

In September 2020, the Company adopted the 2020 Share Incentive Plan (“2020 Plan”), which replaced the 2011 Israeli Share Option Plan (“2011 Plan”). The Company ceased granting awards under the 2011 Plan. The equity awards outstanding under the 2011 Plan continue to be governed by the 2011 Plan. These awards generally vest over five years and expire 10 years after the date of grant.

The 2020 Plan provides for the grant of share options, ordinary shares, restricted shares, restricted share units and other share-based awards. The maximum number of ordinary shares available for issuance under the 2020 Plan is equal to the sum of (i) 9,100,000 ordinary shares plus, (ii) the number of ordinary shares remaining available for issuance under the 2011 Plan as of the date it was replaced, and (iii) the number of ordinary shares that become available under the 2011 Plan as a result of expiration, forfeiture, cancellation, or settlement in cash, with the maximum number of shares to be added to the 2020 Plan pursuant to the 2011 Plan equal to 15,309,367 shares. In addition, the number of shares available for issuance under the Company’s 2020 Plan also includes an annual increase on January 1 of each year beginning on January 1, 2021 and ending on and including January 1, 2030, in an amount equal to the least of (i) 9,100,000 ordinary shares, (ii) five percent (5%) of the total number of ordinary shares outstanding as of the last day of the immediately preceding calendar year on a fully diluted basis, or (iii) such number of shares determined by the Company’s board of directors. The contractual term for each award granted under the 2020 Plan will be 10 years. Effective January 1, 2022, the number of ordinary shares authorized for issuance under the 2020 Plan automatically increased by 5,541,716 shares.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2021	9,865,601	$7.10	6.0	$224,538
Exercised	(2,142,019)	$2.76		$44,782
Forfeited	(518,258)	$14.14
Balance as of December 31, 2022	7,205,324	$7.88	5.4	$101,334
Exercisable as of December 31, 2022	5,119,572	$5.59	4.8	$82,619

The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $42.00 and $20.13, respectively. The total intrinsic value of option exercised during the years ended December 31, 2021 and 2020 was $118.7 million and $96.0 million, respectively.

Restricted Share Units

A summary of RSU activity under the Company's equity incentive plan is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	3,376,569	$46.03
Granted	6,936,975	$21.40
Vested	(1,088,655)	$44.60
Forfeited	(1,243,742)	$32.74
Unvested as of December 31, 2022	7,981,147	$26.90

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2021 and 2020 was $45.97 and $47.01, respectively. The total fair value of RSUs, as of their respective release dates, was $22.9 million, $23.4 million, and $6.1 million during the years ended December 31, 2022, 2021, and 2020, respectively.

In August 2020, the Company granted an award of 667,595 RSUs to the Company’s CEO. Upon the satisfaction of both a service-based and a performance-based condition, 529,195 RSUs and 138,400 vested in September 2021 and 2020, respectively.

Employee Share Purchase Plan

In August 2020, the Company adopted the 2020 Employee Share Purchase Plan (“ESPP”), which became effective in September 2020. A total of 2,100,000 ordinary shares are available for sale under the ESPP. The number of ordinary shares available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning with 2021, equal to the least of (i) 2,100,000 ordinary shares, (ii) one percent (1%) of the total number of ordinary shares outstanding as of the last day of the immediately preceding calendar year, or (iii) such other amount as may be determined by the Company’s board of directors.

Eligible employees can contribute up to 15% of their eligible compensation to purchase the Company’s ordinary shares, not to exceed $25,000 of fair market value of the ordinary shares for each calendar year or 1,250 ordinary shares during an offering period. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period or on the exercise date. Participants may end their participation at any time during an offering period and unused contributions will be refunded. Participation ends automatically upon termination of employment with the Company.

The Company’s ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after March 1 and September 1 of each year, with the first offering period commenced on March 1, 2021.

Effective January 1, 2022, the number of ordinary shares authorized for issuance under the ESPP automatically increased by 974,712 shares.

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

The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

	Year Ended December 31,
	2021	2020
Expected term (years)	6.5	6.1 - 6.5
Expected volatility	70.0%	65.0% - 80.0%
Risk-free interest rate	0.7%	0.3% - 1.7%
Expected dividend yield	0.0%	0.0%

The Black-Scholes assumptions used to value the purchase rights granted under the ESPP on the first day of the offering period are as follows:

	Year Ended December 31,
	2022	2021
Expected term (years)	0.5	0.5
Expected volatility	51.7% - 58.5%	56.9% - 64.8%
Risk-free interest rate	0.16% - 3.3%	0.1%
Expected dividend yield	0.0%	0.0%

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Consolidated Statements of Operations is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$6,991	$4,027	$1,129
Research and development	24,664	14,572	3,903
Sales and marketing	22,753	15,256	4,882
General and administrative	14,253	23,094	13,938
Total share-based compensation expense	$68,661	$56,949	$23,852

As of December 31, 2022, unrecognized share-based compensation cost related to unvested share-based compensation awards was $213.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2020	$(69)	$441	$372
Other comprehensive income (loss) before reclassifications	(191)	1,306	1,115
Net realized gains reclassified from AOCI	(4)	(872)	(876)
Other comprehensive income (loss)	(195)	434	239
Balance as of December 31, 2021	(264)	875	611
Other comprehensive loss before reclassifications	(1,428)	(6,109)	(7,537)
Net realized losses (gains) reclassified from AOCI	(2)	4,156	4,154
Other comprehensive loss	(1,430)	(1,953)	(3,383)
Balance as of December 31, 2022	$(1,694)	$(1,078)	$(2,772)

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

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

The components of the net loss before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Israel	$(99,434)	$(38,900)	$2,949
Foreign	14,688	(28,725)	(15,096)
Total	$(84,746)	$(67,625)	$(12,147)

Income tax expense (benefit) was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Israel	$—	$(369)	$369
Foreign	3,967	549	(3,695)
Total current income tax expense (benefit)	3,967	180	(3,326)
Deferred:
Israel	—	(371)	—
Foreign	1,471	(3,231)	584
Total deferred income tax expense (benefit)	1,471	(3,602)	584
Income tax expense (benefit)	$5,438	$(3,422)	$(2,742)

A reconciliation of the Company’s statutory income tax rate to effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Theoretical income tax benefit	23%	23%	23%
PTE	(13)	(5)	2
Foreign tax rate differentials	3	1	12
Share-based compensation	(6)	(4)	(6)
Change in valuation allowance	(13)	(6)	4
Unrecognized tax benefits	—	(3)	(15)
Acquisition costs	(1)	(1)	(4)
Other	1	—	7
Total	(6)%	5%	23%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table presents the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$16,336	$12,743
Research and development expenses	8,669	4,327
Accruals and reserves	1,580	1,528
Share-based compensation	7,436	4,565
Deferred revenue	2,217	2,190
Operating lease liabilities	2,406	2,398
Issuance costs	—	1,405
Gross deferred tax assets	38,644	29,156
Valuation allowance	(22,690)	(12,559)
Total deferred tax assets	15,954	16,597
Deferred tax liabilities:
Intangible assets	(4,297)	(5,594)
Deferred contract acquisition costs	(3,917)	(2,607)
Operating lease ROU assets	(2,236)	(2,273)
Share-based compensation	(632)	—
Property and equipment	(318)	(84)
Gross deferred tax liabilities	(11,400)	(10,558)
Net deferred tax assets	$4,554	$6,039

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset certain deferred tax assets at December 31, 2022 and 2021 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2022, 2021, and 2020 was an increase of $10.1 million, $4.7 million and $3.3 million, respectively.

As of December 31, 2022, the Company had $107.3 million in net operating loss carryforwards in Israel, which can be carried forward indefinitely.

As of December 31, 2022, the U.S. subsidiary had federal and state net operating loss carryforwards of $0.2 million and $48.8 million, respectively, available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards will expire between 2034 and 2037.

As of December 31, 2022, certain foreign subsidiaries of the Company had undistributed earnings, which were designated as indefinitely reinvested. If these earnings were re-patriated to Israel, it would be subject to income taxes and to an adjustment for foreign tax credits and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

A reconciliation of the beginning and ending balance of total unrecognized tax positions is as follows:

Unrecognized Tax Benefits
(in thousands)
Balance - December 31, 2019	$802
Increase related to prior years’ tax positions	637
Increase related to current year’s tax positions	1,368
Decrease due to lapse of statutes of limitations	(69)
Balance - December 31, 2020	2,738
Increase related to prior years’ tax positions	86
Decrease related to prior years’ tax positions	(2)
Increase related to current year’s tax positions	2,039
Decrease related to settlements with tax authorities	(446)
Decrease due to lapse of statutes of limitations	(19)
Balance - December 31, 2021	4,396
Increase related to prior years’ tax positions	289
Increase related to current year’s tax positions	176
Decrease due to lapse of statutes of limitations	(38)
Balance - December 31, 2022	$4,823

As of December 31, 2022, the total amount of gross unrecognized tax benefits was $4.8 million, of which, $4.6 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, accrued interest and penalties related to uncertain tax positions were immaterial.

The Company has net operating losses from prior tax periods which may be subjected to examination in future periods. As of December 31, 2022, the Company’s tax years after 2019 are open to examination in Israel. Its U.S. subsidiary’s tax filings for tax years after 2019 are open to examinations by U.S. federal tax authorities and tax years after 2018 are open to examinations by U.S. state tax authorities. In addition, the U.S. federal tax returns were settled through 2018 except for any adjustments which might be made as a result of the carryback of net operating losses. The Company currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.

15. Employee Benefit Plans

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of participating employee contributions to the plan up to 6% of the employee’s eligible compensation. During the years ended December 31, 2022, 2021, and 2020, the Company recorded $1.4 million, $1.1 million and $0.8 million, respectively, of expenses related to the 401(k) plan.

Israeli Severance Pay

Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The Company has elected to include its employees in Israel under Section 14 of the Severance Pay Law, under which these employees are entitled only to monthly deposits made in their name with insurance companies, at a rate of 8.33% of their monthly salary. These payments release the Company from any future obligation under the Israeli Severance Pay Law to make severance payments in respect of those employees; therefore, any liability for severance pay due to these employees, and the deposits under Section 14 are not recorded as an asset in the Consolidated Balance Sheets. During the years ended December 31, 2022, 2021, and 2020, the Company recorded $5.5 million, $3.6 million, and $2.2 million, respectively, in severance expenses related to these employees.

16. Net Loss Per Share Attributable to Ordinary Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(90,184)	$(64,203)	$(9,405)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	99,243,894	94,783,082	46,488,225
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.91)	$(0.68)	$(0.20)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended December 31,
	2022	2021	2020
Convertible preferred shares	—	—	37,127,355
Outstanding share options	8,268,711	11,229,241	13,650,862
Unvested RSUs	6,223,077	2,331,607	209,090
Share purchase rights under the ESPP	101,787	79,450	—
Issuable ordinary shares related to business combination	104,715	140,385	199,498
Total	14,698,290	13,780,683	51,186,805

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Kost Forer Gabbay & Kasierer, an independent registered public accounting firm and a member of EY Global, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 annual general meeting of shareholders (the “Proxy Statement”), and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association of JFrog Ltd.	S-1/A	333-248271	3.2	September 8, 2020
4.1	Specimen share certificate of the Registrant.	S-1/A	333-248271	4.1	September 8, 2020
4.2	Description of Share Capital.	10-K	001-39492	4.2	February 12, 2021
10.1+	Form of Indemnification Agreement.	S-1	333-248271	10.1	August 24, 2020
10.2+	2020 Share Incentive Plan and related form agreements	S-1/A	333-248271	10.3	September 8, 2020
10.2A+	Forms of Restricted Share Unit Grant and Award Agreement under the Registrant’s 2020 Share Incentive Plan.
10.3+	2020 Employee Share Purchase Plan.	S-1/A	333-248271	10.4	September 8, 2020
10.4+	Compensation Policy for Executive Officers and Directors.	S-1	333-248271	10.5	August 24, 2020
10.5+	Non-Employee Director Compensation Policy.	S-1/A	333-248271	10.6	September 8, 2020
10.6+	Form of Change in Control and Severance Agreement between the Registrant and Shlomi Ben Haim.	S-1/A	333-248271	10.7	September 8, 2020
10.7+	Form of Confirmatory Employment Letter between the Registrant and Jacob Shulman.	S-1	333-248271	10.7	August 24, 2020
10.8+	Form of Employment Agreement between the Registrant and Yoav Landman.	S-1/A	333-248271	10.9	September 8, 2020
10.9+	Form of Confirmatory Employment Letter between the Registrant and Tali Notman.	S-1	333-248271	10.9	August 24, 2020
10.10+	Form of Confirmatory Employment Letter between the Registrant and Shlomi Ben Haim.	S-1	333-248271	10.10	August 24, 2020
10.11+	Form of Director Offer Letter	S-1	333-248271	10.11	August 24, 2020
10.12+	Form of Restricted Share Unit Award Agreement between the Registrant and Shlomi Ben Haim.	S-1	333-248271	10.12	August 24, 2020
10.13+	Form of Executive Officer Change in Control and Severance Agreement (US).	S-1/A	333-248271	10.14	September 8, 2020
10.14+	Form of Employment Agreement between the Registrant and Frederic Simon.	S-1/A	333-248271	10.15	September 8, 2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.15	Sublease between the Registrant and Baidu USA LLC, dated as of August 12, 2020.	S-1	333-248271	10.17	August 24, 2020
10.16#	Share Purchase Agreement by and between the Registrant and Vdoo Connected Trust Ltd., dated June 29, 2021.	10-Q	001-39492	10.1	August 6, 2021
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________

+ Indicates management contract or compensatory plan.

# Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2023	By:	/s/Shlomi Ben Haim
Name: Shlomi Ben Haim
Title: Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Shlomi Ben Haim and Jacob Shulman, and each of them, as his or her true and lawful attorney in fact and agents, with full power of substitution and resubstituting, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shlomi Ben Haim Shlomi Ben Haim	Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2023

/s/ Jacob Shulman Jacob Shulman	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 9, 2023

/s/ Yoav Landman Yoav Landman	Director	February 9, 2023

/s/ Jeff Horing Jeff Horing	Director	February 9, 2023

/s/ Yossi Sela Yossi Sela	Director	February 9, 2023

/s/ Jessica Neal Jessica Neal	Director	February 9, 2023

/s/ Meerah Rajavel	Director	February 9, 2023
Meerah Rajavel

/s/ Frederic Simon Frederic Simon	Director	February 9, 2023

/s/ Elisa Steel Elisa Steele	Director	February 9, 2023

/s/ Andy Vitus Andy Vitus	Director	February 9, 2023

/s/ Yvonne Wassenaar	Director	February 9, 2023
Yvonne Wassenaar

/s/ Barry Zwarenstein Barry Zwarenstein	Director	February 9, 2023

AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the undersigned as the duly authorized representative in the United States of the Registrant in Sunnyvale, California, on February 9, 2023.

JFrog, Inc.

By:	/s/ Shlomi Ben Haim
Shlomi Ben Haim
Chief Executive Officer and Secretary