Form 10-Q
period 2023-03-31
JFrog Ltd
filed 2023-05-04
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 101,884,043 ordinary shares, NIS 0.01 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$40,346	$45,595
Short-term investments	406,818	397,605
Accounts receivable, net	63,184	62,117
Deferred contract acquisition costs	8,568	8,102
Prepaid expenses and other current assets	20,944	18,603
Total current assets	539,860	532,022
Property and equipment, net	7,482	8,021
Deferred contract acquisition costs, noncurrent	13,828	13,501
Operating lease right-of-use assets	25,447	24,602
Intangible assets, net	34,581	37,544
Goodwill	247,955	247,955
Other assets, noncurrent	9,585	7,576
Total assets	$878,738	$871,221
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,089	$14,867
Accrued expenses and other current liabilities	29,199	28,848
Operating lease liabilities	7,453	7,132
Deferred revenue	162,921	158,725
Total current liabilities	213,662	209,572
Deferred revenue, noncurrent	15,506	16,990
Operating lease liabilities, noncurrent	17,355	16,829
Other liabilities, noncurrent	3,285	3,057
Total liabilities	249,808	246,448
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 101,838,543 and 100,907,857 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	286	283
Additional paid-in capital	881,002	856,438
Accumulated other comprehensive loss	(2,373)	(2,772)
Accumulated deficit	(249,985)	(229,176)
Total shareholders’ equity	628,930	624,773
Total liabilities and shareholders’ equity	$878,738	$871,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription—self-managed and SaaS	$74,543	$59,069
License—self-managed	5,277	4,627
Total subscription revenue	79,820	63,696
Cost of revenue:
Subscription—self-managed and SaaS	18,203	13,643
License—self-managed	218	220
Total cost of revenue—subscription	18,421	13,863
Gross profit	61,399	49,833
Operating expenses:
Research and development	34,886	27,101
Sales and marketing	35,486	29,180
General and administrative	14,240	12,691
Total operating expenses	84,612	68,972
Operating loss	(23,213)	(19,139)
Interest and other income, net	3,992	273
Loss before income taxes	(19,221)	(18,866)
Income tax expense	1,588	838
Net loss	$(20,809)	$(19,704)

Net loss per share, basic and diluted	$(0.21)	$(0.20)
Weighted-average shares used in computing net loss per share, basic and diluted	101,260,549	97,883,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(20,809)	$(19,704)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on available-for-sale marketable securities, net	572	(717)
Unrealized losses on derivative instruments, net	(173)	(764)
Other comprehensive income (loss)	399	(1,481)
Comprehensive loss	$(20,410)	$(21,185)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2023
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	loss	Deficit	Equity
Balance as of December 31, 2022	100,907,857	$283	$856,438	$(2,772)	$(229,176)	$624,773
Issuance of ordinary shares upon exercise of share options	351,794	1	1,155	—	—	1,156
Issuance of ordinary shares upon release of restricted share units	371,504	1	(1)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	207,388	1	3,498	—	—	3,499
Share-based compensation expense	—	—	19,912	—	—	19,912
Other comprehensive income, net of tax	—	—	—	399	—	399
Net loss	—	—	—	—	(20,809)	(20,809)
Balance as of March 31, 2023	101,838,543	$286	$881,002	$(2,373)	$(249,985)	$628,930

	Three Months Ended March 31, 2022
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	97,312,040	$272	$776,690	$611	$(138,992)	$638,581
Issuance of ordinary shares upon exercise of share options	1,017,669	3	1,792	—	—	1,795
Issuance of ordinary shares upon release of restricted share units	109,416	—	—	—	—	—
Issuance of ordinary shares under the employee share purchase plan	154,550	1	3,252	—	—	3,253
Issuance of ordinary shares related to business combination	48,183	—	—	—	—	—
Share-based compensation expense	—	—	14,074	—	—	14,074
Other comprehensive loss, net of tax	—	—	—	(1,481)	—	(1,481)
Net loss	—	—	—	—	(19,704)	(19,704)
Balance as of March 31, 2022	98,641,858	276	795,808	(870)	(158,696)	636,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,809)	$(19,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,847	3,519
Share-based compensation expense	19,912	14,074
Non-cash operating lease expense	2,022	1,806
Net amortization of premium or discount on investments	(1,288)	1,628
Gain on foreign exchange	(367)	—
Changes in operating assets and liabilities:
Accounts receivable	(838)	1,094
Prepaid expenses and other assets	(3,114)	(889)
Deferred contract acquisition costs	(793)	(2,057)
Accounts payable	(1,086)	960
Accrued expenses and other liabilities	410	1,524
Operating lease liabilities	(1,737)	(2,201)
Deferred revenue	2,712	5,277
Net cash provided by (used in) operating activities	(1,129)	5,031
Cash flows from investing activities:
Purchases of short-term investments	(123,216)	(92,211)
Maturities and sales of short-term investments	114,326	74,637
Purchases of property and equipment	(266)	(1,143)
Payments related to business combination	—	(179)
Net cash used in investing activities	(9,156)	(18,896)
Cash flows from financing activities:
Proceeds from exercise of share options	1,156	1,795
Proceeds from employee share purchase plan	3,499	3,253
Proceeds from employee equity transactions, net of payments to tax authorities	297	107
Net cash provided by financing activities	4,952	5,155
Effect of exchange rate changes on cash, cash equivalents and restricted cash	84	—
Net decrease in cash, cash equivalents, and restricted cash	(5,249)	(8,710)
Cash, cash equivalents, and restricted cash—beginning of period	45,607	68,540
Cash, cash equivalents, and restricted cash—end of period	$40,358	$59,830
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$40,346	$59,577
Restricted cash included in prepaid expenses and other current assets	12	13
Restricted cash included in other assets, noncurrent	—	240
Total cash, cash equivalents, and restricted cash	$40,358	$59,830

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

The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 9, 2023.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and the Company’s consolidated results of operations, shareholders’ equity, and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the three months ended March 31, 2023.

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $4.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Foreign exchange gains (losses) were not material for the periods presented.

Geographical Information

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	March 31, 2023	December 31, 2022
	(in thousands)
United States	$10,757	$11,569
Israel	16,519	17,887
India	4,872	2,246
Rest of world	781	921
Total long-lived assets	$32,929	$32,623

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$54,780	69%	$46,922	74%
Subscription	49,503	62	42,295	67
License	5,277	7	4,627	7
SaaS	25,040	31	16,774	26
Total subscription revenue	$79,820	100%	$63,696	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$49,539	62%	$39,717	62%
Israel	2,043	3	1,623	3
Rest of world	28,238	35	22,356	35
Total subscription revenue	$79,820	100%	$63,696	100%

Contract Balances

Of the $175.7 million and $147.1 million of deferred revenue recorded as of December 31, 2022 and 2021, respectively, the Company recognized $63.5 million and $47.9 million as revenue during the three months ended March 31, 2023 and 2022, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $210.6 million, which consists of billed considerations of $178.4 million and unbilled considerations of $32.2 million, that the

Company expects to recognize as revenue. As of March 31, 2023, the Company expects to recognize 84% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $2.2 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.

4. Short-Term Investments

Short-term investments consisted of the following:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$94,542	$—	$—	$94,542
Certificates of deposit	2,196	—	(55)	2,141
Commercial paper	41,597	—	(89)	41,508
Corporate debt securities	130,904	111	(662)	130,353
Municipal securities	37,162	13	(164)	37,011
Government and agency debt	101,524	84	(345)	101,263
Marketable securities	313,383	208	(1,315)	312,276
Total short-term investments	$407,925	$208	$(1,315)	$406,818

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$96,034	$—	$—	$96,034
Certificates of deposit	2,204	—	(51)	2,153
Commercial paper	38,164	2	(137)	38,029
Corporate debt securities	137,191	41	(859)	136,373
Municipal securities	38,543	23	(222)	38,344
Government and agency debt	87,149	7	(484)	86,672
Marketable securities	303,251	73	(1,753)	301,571
Total short-term investments	$399,285	$73	$(1,753)	$397,605

The following table summarizes the Company’s marketable securities by contractual maturities:

March 31, 2023
(in thousands)
Due in 1 year or less	$195,023
Due in 1 year through 2 years	117,253
Total	$312,276

The following table presents fair value and gross unrealized losses of the Company's marketable securities, which have been in a continuous loss position for less than 12 months:

	March 31, 2023		December 31, 2022
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Certificates of deposit	$2,141	$(55)	$2,153	$(51)
Commercial paper	41,508	(89)	31,838	(137)
Corporate debt securities	107,518	(662)	123,540	(859)
Municipal securities	25,955	(164)	25,336	(222)
Government and agency debt	73,422	(345)	71,781	(484)
Total	$250,544	$(1,315)	$254,648	$(1,753)

As of March 31, 2023 and December 31, 2022, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2023
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$8,569	$8,569	$—
Commercial paper	1,989	—	1,989
Cash equivalents	10,558	8,569	1,989
Bank deposits	94,542	—	94,542
Certificates of deposit	2,141	—	2,141
Commercial paper	41,508	—	41,508
Corporate debt securities	130,353	—	130,353
Municipal securities	37,011	—	37,011
Government and agency debt	101,263	—	101,263
Short-term investments	406,818	—	406,818
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	249	—	249
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	93	—	93
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$417,730	$8,569	$409,161
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$1,500	$—	$1,500
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	123	—	123
Total financial liabilities	$1,623	$—	$1,623

	December 31, 2022
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$9,562	$9,562	$—
Cash equivalents	9,562	9,562	—
Bank deposits	96,034	—	96,034
Certificates of deposit	2,153	—	2,153
Commercial paper	38,029	—	38,029
Corporate debt securities	136,373	—	136,373
Municipal securities	38,344	—	38,344
Government and agency debt	86,672	—	86,672
Short-term investments	397,605	—	397,605
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	20	—	20
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	21	—	21
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$407,220	$9,562	$397,658
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$1,098	$—	$1,098
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	379	—	379
Total financial liabilities	$1,477	$—	$1,477

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of March 31, 2023 and December 31, 2022, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$52,898	$42,854
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	19,844	17,555
Total derivative instruments	$72,742	$60,409

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

The gains (losses) on foreign currency contracts were presented on the Condensed Consolidated Statements of Operations during the periods presented as follows:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$(87)	$(6)	$—	$—
Research and development	(688)	(55)	—	—
Sales and marketing	(152)	(11)	—	—
General and administrative	(181)	(15)	—	—
Interest and other income, net	—	8	(405)	22
Total gains (losses) recognized in earnings	$(1,108)	$(79)	$(405)	$22

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of March 31, 2023 are expected to be recognized as operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Computer and software	$8,542	$8,330
Furniture and office equipment	2,943	2,802
Leasehold improvements	5,740	5,748
Property and equipment, gross	17,225	16,880
Less: accumulated depreciation and amortization	(9,743)	(8,859)
Property and equipment, net	$7,482	$8,021

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued compensation and benefits	$19,465	$20,892
Accrued expenses	9,734	7,956
Accrued expenses and other current liabilities	$29,199	$28,848

8. Intangible Assets, Net

Intangible assets consisted of the following as of March 31, 2023:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(20,039)	$30,308	3.1
Customer relationships	5,541	(2,077)	3,464	3.9
Other intangible assets	1,132	(323)	809	1.7
Total	$57,020	$(22,439)	$34,581

Intangible assets consisted of the following as of December 31, 2022:

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(17,434)	$32,913	3.3
Customer relationships	5,541	(1,840)	3,701	4.1
Other intangible assets	1,132	(202)	930	1.9
Total	$57,020	$(19,476)	$37,544

Amortization expenses for intangible assets were $3.0 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.

The expected future amortization expenses by year related to the intangible assets as of March 31, 2023 are as follows:

March 31, 2023
(in thousands)
Year Ending December 31,
2023 (Remainder)	$8,813
2024	11,034
2025	9,110
2026	5,241
2027	383
Total	$34,581

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through March 2028.

Components of operating lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating lease cost	$2,181	$1,860
Short-term lease cost	112	88
Variable lease cost	96	92
Total operating lease cost	$2,389	$2,040

Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for operating leases	$1,896	$1,887
ROU assets obtained in exchange for new operating lease liabilities	$2,867	$—

As of March 31, 2023, the weighted-average discount rate is 2.8% and the weighted-average remaining term is 3.6 years. Maturities of the Company’s operating lease liabilities as of March 31, 2023 were as follows:

March 31, 2023
(in thousands)
Year Ending December 31,
2023 (Remainder)	$6,139
2024	7,285
2025	6,694
2026	4,370
2027	1,576
Thereafter	156
Total operating lease payments	26,220
Less: imputed interest	(1,412)
Total operating lease liabilities	$24,808

As of March 31, 2023, the Company had additional operating lease obligations of $2.4 million related to a facility lease commencing during the remainder of 2023 with a lease term of 4 years.

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of March 31, 2023, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

March 31, 2023
(in thousands)
Year Ending December 31,
2023 (Remainder)	$9,742
2024	20,135
2025	23,648
Total	$53,525

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

11. Shareholders’ Equity and Equity Incentive Plans

Equity Incentive Plans

Effective January 1, 2023, the number of ordinary shares authorized for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) automatically increased by 5,819,265 shares pursuant to the terms of the 2020 Plan.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2022	7,205,324	$7.88	5.4	$101,334
Exercised	(351,794)	$3.28		$6,671
Forfeited	(73,461)	$13.60
Balance as of March 31, 2023	6,780,069	$8.06	5.2	$84,960
Exercisable as of March 31, 2023	5,113,560	$5.99	4.7	$73,001

The total intrinsic value of option exercised during the three months ended March 31, 2022 was $23.9 million.

Restricted Share Units

A summary of RSU activity under the Company's equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	7,981,147	$26.90
Granted	612,980	$24.56
Vested	(371,504)	$33.63
Forfeited	(323,310)	$25.60
Unvested as of March 31, 2023	7,899,313	$26.45

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2022 was $25.67. The total release date fair value of RSUs was $8.5 million and $2.7 million during the three months ended March 31, 2023 and 2022, respectively.

Employee Share Purchase Plan

Effective January 1, 2023, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 1,009,633 shares pursuant to the terms of ESPP.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

March 31, 2023
Outstanding share options	6,780,069
Outstanding RSUs	7,899,313
Issuable ordinary shares related to business combinations	55,466
Shares available for future issuance under the 2020 Plan	18,712,142
Shares available for future issuance under ESPP	4,443,395
Total ordinary shares reserved	37,890,385

Share-Based Compensation

The share-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,196	$1,306
Research and development	7,172	5,132
Sales and marketing	6,473	4,755
General and administrative	4,071	2,881
Total share-based compensation expense	$19,912	$14,074

As of March 31, 2023, unrecognized share-based compensation cost related to unvested share-based compensation awards was $200.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2022	$(1,694)	$(1,078)	$(2,772)
Other comprehensive income (loss) before reclassifications	411	(1,281)	(870)
Net losses reclassified from AOCI	161	1,108	1,269
Other comprehensive income (loss)	572	(173)	399
Balance as of March 31, 2023	$(1,122)	$(1,251)	$(2,373)

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2021	$(264)	$875	$611
Other comprehensive loss before reclassifications	(717)	(843)	(1,560)
Net losses reclassified from AOCI	—	79	79
Other comprehensive loss	(717)	(764)	(1,481)
Balance as of March 31, 2022	$(981)	$111	$(870)

13. Income Taxes

The Company’s quarterly tax provision, and estimates of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, as well as non-deductible expenses, such as share-based compensation, and changes in its valuation allowance. Income tax expense was $1.6 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. The income tax expense for the periods consisted primarily of income taxes related to U.S. operations.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during three months ended March 31, 2023, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Our gross unrecognized tax benefits were $4.8 million as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(20,809)	$(19,704)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	101,260,549	97,883,814
Net loss per share, basic and diluted	$(0.21)	$(0.20)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2023	2022
Outstanding share options	7,025,265	9,346,102
Unvested RSUs	8,052,284	3,714,230
Share purchase rights under the ESPP	197,335	140,818
Issuable ordinary shares related to business combination	55,466	142,519
Total	15,330,350	13,343,669

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 9, 2023, or our Annual Report. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and under Part I, Item IA in our Annual Report.

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscription contributed 31% of our total revenue for the three months ended March 31, 2023, compared to 26% for the three months ended March 31, 2022.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from subscriptions that provide our customers with access to multiple products represented approximately 95% of our total revenue for the three months ended March 31, 2023, compared to approximately 93% for the three months ended March 31, 2022. Revenue from Enterprise Plus subscription represented approximately 44% of our total revenue for the three months ended March 31, 2023, compared to approximately 35% for the three months ended March 31, 2022. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We generated revenue of $79.8 million and $63.7 million for the three months ended March 31, 2023 and 2022, respectively, representing 25% growth. We have continued to invest in our business and had a net loss of $20.8 million and $19.7 million for the three months ended March 31, 2023 and 2022, respectively.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of March 31, 2023 and 2022, our net dollar retention rate was 124% and 131%, respectively. We started experiencing slower expansion across existing customers towards the end of fiscal 2022, and expect this trend to continue in the near future.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of March 31, 2023, 785 of our customers had ARR of $100,000 or more, increasing from 736 customers as of December 31, 2022. We had 21 customers with ARR of at least $1.0 million as of March 31, 2023, increasing from 19 customers as of December 31, 2022.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(1,129)	$5,031
Less: purchases of property and equipment	(266)	(1,143)
Free cash flow	$(1,395)	$3,888
Net cash used in investing activities	$(9,156)	$(18,896)
Net cash provided by financing activities	$4,952	$5,155

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$74,543	$59,069
License—self-managed	5,277	4,627
Total subscription revenue	79,820	63,696
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	18,203	13,643
License—self-managed(2)	218	220
Total cost of revenue—subscription	18,421	13,863
Gross profit	61,399	49,833
Operating expenses:
Research and development(1)(3)	34,886	27,101
Sales and marketing(1)(2)(3)	35,486	29,180
General and administrative(1)(3)(4)	14,240	12,691
Total operating expenses	84,612	68,972
Operating loss	(23,213)	(19,139)
Interest and other income, net	3,992	273
Loss before income taxes	(19,221)	(18,866)
Income tax expense	1,588	838
Net loss	$(20,809)	$(19,704)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,196	$1,306
Research and development	7,172	5,132
Sales and marketing	6,473	4,755
General and administrative	4,071	2,881
Total share-based compensation expense	$19,912	$14,074

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,387	$2,386
Cost of revenue: license—self-managed	218	220
Sales and marketing	358	236
Total amortization expense of acquired intangible assets	$2,963	$2,842

(3) Includes acquisition-related costs as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$5	$7
Research and development	2,935	2,375
Sales and marketing	70	124
General and administrative	76	166
Total acquisition-related costs	$3,086	$2,672

(4) Includes legal settlement costs as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
General and administrative	$—	$94

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription—self-managed and SaaS	93%	93%
License—self-managed	7	7
Total subscription revenue	100	100
Cost of revenue:
Subscription—self-managed and SaaS	23	21
License—self-managed	—	1
Total cost of revenue—subscription	23	22
Gross profit	77	78
Operating expenses:
Research and development	44	42
Sales and marketing	44	46
General and administrative	18	20
Total operating expenses	106	108
Operating loss	(29)	(30)
Interest and other income, net	5	—
Loss before income taxes	(24)	(30)
Income tax expense (benefit)	2	1
Net loss	(26)%	(31)%

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentage)
Subscription—self-managed and SaaS	$74,543	$59,069	$15,474	26%
License—self-managed	5,277	4,627	650	14%
Total subscription revenue	$79,820	$63,696	$16,124	25%

The increase in total subscription revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 consisted of approximately $12.5 million growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentage)
Subscription—self-managed and SaaS	$18,203	$13,643	$4,560	33%
License—self-managed	218	220	(2)	(1)%
Total cost of revenue—subscription	$18,421	$13,863	$4,558	33%
Gross margin	77%	78%

Total cost of revenue increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to an increase of $2.0 million in third-party hosting costs mainly driven by increased revenue from SaaS subscription, an increase of $1.1 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $0.9 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

The slight decrease in gross margin for three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to higher third-party hosting costs as discussed above.

Operating Expenses

Research and Development

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentage)
Research and development	$34,886	$27,101	$7,785	29%

Research and development expense increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to an increase of $3.4 million in personnel-related expenses mainly as a result of increased headcount, an increase of $2.0 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $1.0 million in costs of development environments and tools.

Sales and Marketing

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentage)
Sales and marketing	$35,486	$29,180	$6,306	22%

Sales and marketing expense increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to an increase of $2.6 million in personnel-related expenses mainly as a result of increased headcount, an increase of $1.7 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $1.2 million in commissions mainly from amortization of deferred contract acquisition costs.

General and Administrative

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentage)
General and administrative	$14,240	$12,691	$1,549	12%

General and administrative expense increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to an increase of $1.2 million in personnel-related expenses mainly as a result of increased headcount and an increase of $1.2 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, partially offset by a decrease of $0.8 million in recruiting, legal and other professional service costs.

Share-based Compensation Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentage)
Cost of revenue: subscription–self-managed and SaaS	$2,196	$1,306	$890	68%
Research and development	7,172	5,132	2,040	40%
Sales and marketing	6,473	4,755	1,718	36%
General and administrative	4,071	2,881	1,190	41%
Total share-based compensation expense	$19,912	$14,074	$5,838	41%

Share-based compensation expenses increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily attributable to grants to new and existing employees.

Interest and Other Income, Net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentage)
Interest and other income, net	$3,992	$273	$3,719	1362%

Interest and other income, net increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher interest income on deposits and marketable investments as a result of higher interest rates.

Income Tax Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentage)
Income tax expense	$1,588	$838	$750	89%
Effective income tax rate	(8)%	(4)%

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

As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $447.2 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(1,129)	$5,031
Net cash used in investing activities	$(9,156)	$(18,896)
Net cash provided by financing activities	$4,952	$5,155

Operating Activities

Net cash used in operating activities of $1.1 million for three months ended March 31, 2023 was related to our net loss of $20.8 million adjusted for non-cash charges of $24.1 million, including share-based compensation expense of $19.9 million, and net cash outflows of $4.4 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities consisted primarily of an increase of $3.1 million in prepaid expenses and other assets due to timing of payments and a decrease of $1.7 million in operating lease liabilities as a result of lease payments, partially offset by an increase of $2.7 million in deferred revenue driven by higher sales.

Net cash provided by operating activities of $5.0 million for three months ended March 31, 2022 was related to our net loss of $19.7 million adjusted for non-cash charges of $21.0 million, including share-based compensation expense of $14.1 million, and net cash inflows of $3.7 million from changes in our operating assets and liabilities, primarily due to an increase of $5.3 million in deferred revenue driven by higher sales.

Investing Activities

Net cash used in investing activities of $9.2 million for the three months ended March 31, 2023 consisted primarily of net purchases of short-term investments of $8.9 million.

Net cash used in investing activities of $18.9 million for the three months ended March 31, 2022 consisted primarily of net purchases of short-term investments of $17.6 million and capital expenditure of $1.1 million.

Financing Activities

Net cash provided by financing activities of $5.0 million for the three months ended March 31, 2023 consisted primarily of proceeds from employee share purchases under our ESPP of $3.5 million and proceeds from exercise of share options of $1.2 million.

Net cash provided by financing activities of $5.2 million for the three months ended March 31, 2022 consisted primarily of proceeds from employee share purchases under our ESPP of $3.3 million and proceeds from exercise of share options of $1.8 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of March 31, 2023:

		Payments Due by Period
	Total	2023 (Remainder)	2024 and Thereafter
	(in thousands)
Operating lease obligations	$28,659	$6,444	$22,215
Purchase obligations	53,525	9,742	43,783
Total	$82,184	$16,186	$65,998

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the three months ended March 31, 2023.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three months ended March 31, 2023.

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

As of March 31, 2023, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of March 31, 2023.

Interest Rate Risk

As of March 31, 2023, we had cash and cash equivalents of $40.3 million, and short-term investments of $406.8 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of March 31, 2023.

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

Our operations and financial performance depend in part on global economic conditions and the impact of these conditions on levels of information technology spending and the willingness of our current and prospective customers to purchase our products. Adverse macroeconomic conditions, including recent inflation, slower growth or recession, bank failures or instability in the financial services sector, tighter credit, higher interest rates, and currency fluctuations, could adversely impact consumer and businesses confidence and spending and negatively affect demand for our products.

For example, we are currently operating in a period of economic uncertainty and the United States has recently experienced historically high levels of inflation and rising interest rates, which has led to increased costs of labor, capital, employee compensation and other similar effects.. If unfavorable conditions in the national and global economy persist, or worsen, our current and potential customers' operating costs will likely increase, which could result in reduced operating and information technology budgets. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Such delays or reductions in technology spending are often associated with enhanced budget scrutiny by our customers including additional levels of approvals, cloud optimization efforts and additional time to evaluate and test our products, which can lead to long and unpredictable sales cycles. We have recently experienced longer sales cycles for certain products and enhanced budget scrutiny by our customers, and expect to continue to experience these challenges given the current macroeconomic environment. Also, customers may choose to develop in-house software as an alternative to using our products, and competitors may respond to such negative conditions in the general economy by lowering prices, any of which could adversely affect demand for our products and limit our ability to grow our business.

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

The Israeli government is currently pursuing changes to Israel’s judicial system. This has sparked extensive political debate. In response to the foregoing developments, many individuals, organizations and institutions have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. To the extent that any of these developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

Date:	May 4, 2023	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2023	By:		/s/ Jacob Shulman
			Name:	Jacob Shulman
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)