Form 10-Q
period 2023-09-30
JFrog Ltd
filed 2023-11-02
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the registrant had 104,887,026 ordinary shares, NIS 0.01 par value per share, outstanding.

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
•
market acceptance of our products;
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions or war, such as the war between Hamas and Israel and the war in Ukraine, on our business, results of operations and financial condition;
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$60,984	$45,595
Short-term investments	441,194	397,605
Accounts receivable, net	60,922	62,117
Deferred contract acquisition costs	10,211	8,102
Prepaid expenses and other current assets	13,924	18,603
Total current assets	587,235	532,022
Property and equipment, net	6,582	8,021
Deferred contract acquisition costs, noncurrent	16,161	13,501
Operating lease right-of-use assets	25,212	24,602
Intangible assets, net	28,657	37,544
Goodwill	247,955	247,955
Other assets, noncurrent	7,805	7,576
Total assets	$919,607	$871,221
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,712	$14,867
Accrued expenses and other current liabilities	32,083	28,848
Operating lease liabilities	8,163	7,132
Deferred revenue	179,446	158,725
Total current liabilities	234,404	209,572
Deferred revenue, noncurrent	12,489	16,990
Operating lease liabilities, noncurrent	15,903	16,829
Other liabilities, noncurrent	3,713	3,057
Total liabilities	266,509	246,448
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 104,864,865 and 100,907,857 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	294	283
Additional paid-in capital	935,445	856,438
Accumulated other comprehensive loss	(3,442)	(2,772)
Accumulated deficit	(279,199)	(229,176)
Total shareholders’ equity	653,098	624,773
Total liabilities and shareholders’ equity	$919,607	$871,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription—self-managed and SaaS	$84,131	$67,750	$238,141	$190,498
License—self-managed	4,505	4,241	14,485	12,996
Total subscription revenue	88,636	71,991	252,626	203,494
Cost of revenue:
Subscription—self-managed and SaaS	19,532	15,678	55,966	44,345
License—self-managed	218	220	654	660
Total cost of revenue—subscription	19,750	15,898	56,620	45,005
Gross profit	68,886	56,093	196,006	158,489
Operating expenses:
Research and development	33,358	31,698	101,788	87,744
Sales and marketing	37,915	33,152	109,753	94,323
General and administrative	15,663	14,682	44,635	41,410
Total operating expenses	86,936	79,532	256,176	223,477
Operating loss	(18,050)	(23,439)	(60,170)	(64,988)
Interest and other income, net	5,733	1,369	14,621	2,159
Loss before income taxes	(12,317)	(22,070)	(45,549)	(62,829)
Income tax expense	1,430	1,482	4,474	4,200
Net loss	$(13,747)	$(23,552)	$(50,023)	$(67,029)

Net loss per share, basic and diluted	$(0.13)	$(0.24)	$(0.49)	$(0.68)
Weighted-average shares used in computing net loss per share, basic and diluted	104,134,649	99,617,687	102,646,453	98,825,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(13,747)	$(23,552)	$(50,023)	$(67,029)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities, net of tax	449	(830)	156	(1,739)
Unrealized gains (losses) on derivative instruments, net of tax	(414)	934	(826)	(3,114)
Other comprehensive income (loss)	35	104	(670)	(4,853)
Comprehensive loss	$(13,712)	$(23,448)	$(50,693)	$(71,882)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2023
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2023	103,620,107	$290	$904,531	$(3,477)	$(265,452)	$635,892
Issuance of ordinary shares upon exercise of share options	382,742	2	2,064	—	—	2,066
Issuance of ordinary shares upon release of restricted share units	644,820	2	(2)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	161,730	—	3,166	—	—	3,166
Issuance of ordinary shares related to business combination	55,466	—	—	—	—	—
Share-based compensation expense	—	—	25,686	—	—	25,686
Other comprehensive income, net of tax	—	—	—	35	—	35
Net loss	—	—	—	—	(13,747)	(13,747)
Balance as of September 30, 2023	104,864,865	$294	$935,445	$(3,442)	$(279,199)	$653,098

	Three Months Ended September 30, 2022
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2022	99,282,527	$278	$811,961	$(4,346)	$(182,469)	$625,424
Issuance of ordinary shares upon exercise of share options	308,492	1	1,801	—	—	1,802
Issuance of ordinary shares upon release of restricted share units	475,564	2	(2)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	106,944	—	1,923	—	—	1,923
Issuance of ordinary shares related to business combination	10,951	—	—	—	—	—
Share-based compensation expense	—	—	19,217	—	—	19,217
Other comprehensive income, net of tax	—	—	—	104	—	104
Net loss	—	—	—	—	(23,552)	(23,552)
Balance as of September 30, 2022	100,184,478	$281	$834,900	$(4,242)	$(206,021)	$624,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2023
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	100,907,857	$283	$856,438	$(2,772)	$(229,176)	$624,773
Issuance of ordinary shares upon exercise of share options	1,290,378	4	5,429	—	—	5,433
Issuance of ordinary shares upon release of restricted share units	2,242,046	6	(6)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	369,118	1	6,664	—	—	6,665
Issuance of ordinary shares related to business combination	55,466	—	—	—	—	—
Share-based compensation expense	—	—	66,920	—	—	66,920
Other comprehensive loss, net of tax	—	—	—	(670)	—	(670)
Net loss	—	—	—	—	(50,023)	(50,023)
Balance as of September 30, 2023	104,864,865	$294	$935,445	$(3,442)	$(279,199)	$653,098

	Nine Months Ended September 30, 2022
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	97,312,040	$272	$776,690	$611	$(138,992)	$638,581
Issuance of ordinary shares upon exercise of share options	1,764,738	5	4,670	—	—	4,675
Issuance of ordinary shares upon release of restricted share units	787,072	3	(3)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	261,494	1	5,175	—	—	5,176
Issuance of ordinary shares related to business combination	59,134	—	—	—	—	—
Share-based compensation expense	—	—	48,368	—	—	48,368
Other comprehensive loss, net of tax	—	—	—	(4,853)	—	(4,853)
Net loss	—	—	—	—	(67,029)	(67,029)
Balance as of September 30, 2022	100,184,478	$281	$834,900	$(4,242)	$(206,021)	$624,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(50,023)	$(67,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,512	10,789
Share-based compensation expense	66,920	48,368
Non-cash operating lease expense	6,294	5,449
Net amortization of premium or discount on investments	(4,588)	3,014
Losses (gains) on foreign exchange	(869)	1,937
Changes in operating assets and liabilities:
Accounts receivable	1,337	1,215
Prepaid expenses and other assets	530	5,105
Deferred contract acquisition costs	(4,769)	(5,470)
Accounts payable	(119)	2,128
Accrued expenses and other liabilities	4,935	3,189
Operating lease liabilities	(5,818)	(7,212)
Deferred revenue	16,220	12,628
Net cash provided by operating activities	41,562	14,111
Cash flows from investing activities:
Purchases of short-term investments	(303,310)	(305,715)
Maturities and sales of short-term investments	266,847	273,775
Purchases of property and equipment	(1,364)	(3,437)
Payments related to business combination	—	(179)
Purchase of intangible asset	—	(300)
Net cash used in investing activities	(37,827)	(35,856)
Cash flows from financing activities:
Proceeds from exercise of share options	5,433	4,675
Proceeds from employee share purchase plan	6,665	5,176
Payments to tax authorities from employee equity transactions, net	(332)	(160)
Net cash provided by financing activities	11,766	9,691
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(112)	(2,293)
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,389	(14,347)
Cash, cash equivalents, and restricted cash—beginning of period	45,607	68,540
Cash, cash equivalents, and restricted cash—end of period	$60,996	$54,193
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$60,984	$53,971
Restricted cash included in prepaid expenses and other current assets	12	12
Restricted cash included in other assets, noncurrent	—	210
Total cash, cash equivalents, and restricted cash	$60,996	$54,193

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2023 and the Company’s consolidated results of operations and shareholders’ equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the nine months ended September 30, 2023.

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $6.1 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively and $15.6 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively. Foreign exchange gains (losses) were not material for the periods presented.

Geographical Information

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	September 30, 2023	December 31, 2022
	(in thousands)
United States	$9,103	$11,569
Israel	17,843	17,887
India	4,304	2,246
Rest of world	544	921
Total long-lived assets	$31,794	$32,623

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$58,022	65%	$50,966	71%	$169,332	67%	$146,457	72%
Subscription	53,517	60	46,725	65	154,847	61	133,461	66
License	4,505	5	4,241	6	14,485	6	12,996	6
SaaS	30,614	35	21,025	29	83,294	33	57,037	28
Total subscription revenue	$88,636	100%	$71,991	100%	$252,626	100%	$203,494	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$55,162	62%	$45,446	63%	$156,440	62%	$128,185	63%
Israel	2,216	3	1,713	2	6,490	3	5,048	2
Rest of world	31,258	35	24,832	35	89,696	35	70,261	35
Total subscription revenue	$88,636	100%	$71,991	100%	$252,626	100%	$203,494	100%

Contract Balances

Of the $184.4 million and $157.1 million of deferred revenue recorded as of June 30, 2023 and 2022, respectively, the Company recognized $69.1 million and $55.1 million as revenue during the three months ended September 30, 2023 and 2022, respectively. Of the $175.7 million and $147.1 million of deferred revenue recorded as of December 31, 2022 and 2021, respectively, the Company recognized $146.4 million and $112.5 million as revenue during the nine months ended September 30, 2023 and 2022, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $235.1 million, which consists of billed considerations of $191.9 million and unbilled considerations of $43.2 million, that the Company expects to recognize as revenue. As of September 30, 2023, the Company expects to recognize 83% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $2.7 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and $7.3 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively.

4. Short-Term Investments

Short-term investments consisted of the following:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Bank deposits	$106,117	$—	$—	$106,117
Certificates of deposit	2,467	—	(42)	2,425
Commercial paper	20,697	—	(26)	20,671
Corporate debt securities	151,554	15	(810)	150,759
Municipal securities	27,774	—	(121)	27,653
Government and agency debt	134,219	4	(654)	133,569
Marketable securities	336,711	19	(1,653)	335,077
Total short-term investments	$442,828	$19	$(1,653)	$441,194

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Bank deposits	$96,034	$—	$—	$96,034
Certificates of deposit	2,204	—	(51)	2,153
Commercial paper	38,164	2	(137)	38,029
Corporate debt securities	137,191	41	(859)	136,373
Municipal securities	38,543	23	(222)	38,344
Government and agency debt	87,149	7	(484)	86,672
Marketable securities	303,251	73	(1,753)	301,571
Total short-term investments	$399,285	$73	$(1,753)	$397,605

The following table summarizes the Company’s marketable securities by contractual maturities:

September 30, 2023
(in thousands)
Due in 1 year or less	$267,996
Due in 1 year through 2 years	67,081
Total	$335,077

The following table presents fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	September 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificates of deposit	$247	$(3)	$2,157	$(39)	$2,404	$(42)
Commercial paper	20,671	(26)	—	—	20,671	(26)
Corporate debt securities	108,649	(566)	26,762	(244)	135,411	(810)
Municipal securities	15,500	(45)	8,624	(76)	24,124	(121)
Government and agency debt	114,626	(519)	11,509	(135)	126,135	(654)
Total	$259,693	$(1,159)	$49,052	$(494)	$308,745	$(1,653)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificates of deposit	$2,153	$(51)	$—	$—	$2,153	$(51)
Commercial paper	31,838	(137)	—	—	31,838	(137)
Corporate debt securities	123,540	(859)	—	—	123,540	(859)
Municipal securities	25,336	(222)	—	—	25,336	(222)
Government and agency debt	71,781	(484)	—	—	71,781	(484)
Total	$254,648	$(1,753)	$—	$—	$254,648	$(1,753)

As of September 30, 2023 and December 31, 2022, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2023
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$27,834	$27,834	$—
Cash equivalents	27,834	27,834	—
Bank deposits	106,117	—	106,117
Certificates of deposit	2,425	—	2,425
Commercial paper	20,671	—	20,671
Corporate debt securities	150,759	—	150,759
Municipal securities	27,653	—	27,653
Government and agency debt	133,569	—	133,569
Short-term investments	441,194	—	441,194
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	72	—	72
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	18	—	18
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$469,130	$27,834	$441,296
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$1,976	$—	$1,976
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	142	—	142
Total financial liabilities	$2,118	$—	$2,118

	December 31, 2022
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$9,562	$9,562	$—
Cash equivalents	9,562	9,562	—
Bank deposits	96,034	—	96,034
Certificates of deposit	2,153	—	2,153
Commercial paper	38,029	—	38,029
Corporate debt securities	136,373	—	136,373
Municipal securities	38,344	—	38,344
Government and agency debt	86,672	—	86,672
Short-term investments	397,605	—	397,605
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	20	—	20
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	21	—	21
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$407,220	$9,562	$397,658
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$1,098	$—	$1,098
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	379	—	379
Total financial liabilities	$1,477	$—	$1,477

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of September 30, 2023 and December 31, 2022, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$54,653	$42,854
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	18,637	17,555
Total derivative instruments	$73,290	$60,409

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

The gains (losses) on foreign currency contracts were presented on the Condensed Consolidated Statements of Operations during the periods presented as follows:

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$(111)	$(97)	$(292)	$(224)	$—	$—	$—	$—
Research and development	(929)	(935)	(2,422)	(1,844)	—	—	—	—
Sales and marketing	(219)	(178)	(559)	(380)	—	—	—	—
General and administrative	(252)	(214)	(648)	(464)	—	—	—	—
Interest and other income, net	—	—	—	8	(506)	65	(1,325)	(335)
Total gains (losses) recognized in earnings	$(1,511)	$(1,424)	$(3,921)	$(2,904)	$(506)	$65	$(1,325)	$(335)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of September 30, 2023 are expected to be recognized as operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Computer and software	$9,216	$8,330
Furniture and office equipment	3,042	2,802
Leasehold improvements	5,804	5,748
Property and equipment, gross	18,062	16,880
Less: accumulated depreciation and amortization	(11,480)	(8,859)
Property and equipment, net	$6,582	$8,021

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation and benefits	$22,097	$20,892
Accrued expenses	9,986	7,956
Accrued expenses and other current liabilities	$32,083	$28,848

8. Intangible Assets, Net

Intangible assets consisted of the following as of September 30, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(25,248)	$25,099	2.6
Customer relationships	5,541	(2,549)	2,992	3.4
Other intangible assets	1,132	(566)	566	1.2
Total	$57,020	$(28,363)	$28,657

Intangible assets consisted of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(17,434)	$32,913	3.3
Customer relationships	5,541	(1,840)	3,701	4.1
Other intangible assets	1,132	(202)	930	1.9
Total	$57,020	$(19,476)	$37,544

Amortization expenses for intangible assets were $3.0 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively, and $8.9 million and $8.6 million for the nine months ended September 30, 2023 and 2022, respectively.

The expected future amortization expenses by year related to the intangible assets as of September 30, 2023 are as follows:

September 30, 2023
(in thousands)
Year Ending December 31,
2023 (Remainder)	$2,889
2024	11,034
2025	9,110
2026	5,241
2027	383
Total	$28,657

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through March 2028.

Components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$2,350	$1,918	$6,843	$5,669
Short-term lease cost	148	172	462	427
Variable lease cost	96	92	302	284
Total operating lease cost	$2,594	$2,182	$7,607	$6,380

Supplementary cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash paid for operating leases	$6,369	$5,628
ROU assets obtained in exchange for new operating lease liabilities	$2,867	$1,236
Adjustment to ROU assets upon modification of existing lease	$4,037	$1,952

As of September 30, 2023, the weighted-average discount rate is 3.3% and the weighted-average remaining term is 3.1 years. Maturities of the Company’s operating lease liabilities as of September 30, 2023 were as follows:

September 30, 2023
(in thousands)
Year Ending December 31,
2023 (Remainder)	$2,223
2024	8,746
2025	7,989
2026	4,748
2027	1,606
Thereafter	156
Total operating lease payments	25,468
Less: imputed interest	(1,402)
Total operating lease liabilities	$24,066

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of September 30, 2023, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

September 30, 2023
(in thousands)
Year Ending December 31,
2023 (Remainder)	$1,357
2024	21,242
2025	16,499
2026	107
Total	$39,205

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

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2022	7,205,324	$7.88	5.4	$101,334
Exercised	(1,290,378)	$4.21		$26,135
Forfeited	(115,611)	$14.65
Balance as of September 30, 2023	5,799,335	$8.56	4.7	$99,709
Exercisable as of September 30, 2023	4,795,660	$6.80	4.4	$90,423

Restricted Share Units

A summary of restricted share units (“RSU”) activity under the Company's equity incentive plan and related information is as follows, including RSUs with a market-based condition for which the fair value was determined using a Monte Carlo simulation model:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	7,981,147	$26.90
Granted	5,721,837	$25.82
Vested	(2,242,046)	$26.85
Forfeited	(1,013,170)	$25.85
Unvested as of September 30, 2023	10,447,768	$26.42

The total release date fair value of RSUs was $57.1 million during the nine months ended September 30, 2023.

Employee Share Purchase Plan

Effective January 1, 2023, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 1,009,633 shares pursuant to the terms of ESPP.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

September 30, 2023
Outstanding share options	5,799,335
Outstanding RSUs	10,447,768
Shares available for future issuance under the 2020 Plan	14,335,295
Shares available for future issuance under ESPP	4,281,665
Total ordinary shares reserved	34,864,063

Share-Based Compensation

The share-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,650	$1,903	$6,865	$4,822
Research and development	8,596	6,806	23,566	17,268
Sales and marketing	8,248	6,548	21,461	16,095
General and administrative	6,192	3,960	15,028	10,183
Total share-based compensation expense	$25,686	$19,217	$66,920	$48,368

As of September 30, 2023, unrecognized share-based compensation cost related to unvested share-based compensation awards was $268.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2022	$(1,694)	$(1,078)	$(2,772)
Other comprehensive loss before reclassifications	(6)	(4,747)	(4,753)
Net realized losses reclassified from AOCI	162	3,921	4,083
Other comprehensive loss	156	(826)	(670)
Balance as of September 30, 2023	$(1,538)	$(1,904)	$(3,442)

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2021	$(264)	$875	$611
Other comprehensive loss before reclassifications	(1,738)	(6,018)	(7,756)
Net realized losses (gains) reclassified from AOCI	(1)	2,904	2,903
Other comprehensive loss	(1,739)	(3,114)	(4,853)
Balance as of September 30, 2022	$(2,003)	$(2,239)	$(4,242)

13. Income Taxes

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, as well as non-deductible expenses, such as share-based compensation, and changes in its valuation allowance. Income tax expense was $1.4 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and $4.5 million and $4.2 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax expense for the periods consisted primarily of income taxes related to the Company’s U.S. operations.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during nine months ended September 30, 2023, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Gross unrecognized tax benefits were $4.8 million as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(13,747)	$(23,552)	$(50,023)	$(67,029)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	104,134,649	99,617,687	102,646,453	98,825,422
Net loss per share, basic and diluted	$(0.13)	$(0.24)	$(0.49)	$(0.68)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding share options	5,992,799	7,917,840	6,503,720	8,536,885
Unvested RSUs	10,027,845	7,994,184	8,856,319	5,592,902
Share purchase rights under the ESPP	59,044	147,704	146,583	136,089
Issuable ordinary shares related to business combination	—	102,124	36,774	118,377
Total	16,079,688	16,161,852	15,543,396	14,384,253

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 35% and 33% of our total revenue for the three and nine months ended September 30, 2023, respectively, compared to 29% and 28% for the corresponding periods in 2022, respectively.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from subscriptions that provide our customers with access to multiple products represented approximately 95% of our total revenue for the three and nine months ended September 30, 2023, compared to approximately 95% and 94%, respectively, for the corresponding periods in 2022. Revenue from Enterprise Plus subscription represented approximately 46% and 45% of our total revenue for the three and nine months ended September 30, 2023, respectively, compared to approximately 39% and 37%, respectively, for the corresponding periods in 2022. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We generated revenue of $88.6 million and $72.0 million for the three months ended September 30, 2023 and 2022, respectively, representing 23% growth, and $252.6 million and $203.5 million for the nine months ended September 30, 2023 and 2022, respectively, representing 24% growth. We have continued to invest in our business and had a net loss of $13.7 million and $23.6 million for the three months ended September 30, 2023 and 2022, respectively, and $50.0 million and $67.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Israel-Hamas War

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel with continued rocket and terror attacks from Hamas.

In connection with the Israeli security cabinet’s war declaration against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted by the Israel Defense Forces to perform immediate military service. Certain of our employees and consultants in Israel have been called and additional employees may be called as the conflict progresses. Such employees may be absent for an extended period of time. Accordingly, we have taken steps to mitigate the effects of the war between Hamas and Israel on our business and results of operations.

Although we are domiciled in Israel, we are a global, cloud-based company, with operations spanning numerous countries with redundant infrastructure and code located outside of Israel. We maintain a comprehensive business continuity plan and have taken the necessary steps in line with such plan, in an effort to ensure that our operations and service to our customers remain consistent, in light of certain employees drafted as reservists in the war between Hamas and Israel. Our business continuity plan is structured around three pillars and was activated on October 7, 2023, hours after the attack on Israel. The first pillar is our internal plan focused on the safety of our employees in Israel and maintaining internal communication channels. The second pillar revolves around technology to support continuity of our services, security, cyber defense, and research and development. The third pillar is dedicated to our external-facing activities to promote continuity of customer engagements, support and external communication. As of the date of this Quarterly Report on Form 10-Q, there has been no major interruption or material adverse impact on our business activities. We will continue to monitor the situation as it progresses.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of September 30, 2023 and 2022, our net dollar retention rate was 119% and 130%, respectively. We started experiencing slower expansion across existing customers towards the end of fiscal 2022. We expect our net dollar retention rate to stabilize around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of September 30, 2023, 848 of our customers had ARR of $100,000 or more, increasing from 736 customers as of December 31, 2022. We had 30 customers with ARR of at least $1.0 million as of September 30, 2023, increasing from 19 customers as of December 31, 2022.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$41,562	$14,111
Less: purchases of property and equipment	(1,364)	(3,437)
Free cash flow	$40,198	$10,674
Net cash used in investing activities	$(37,827)	$(35,856)
Net cash provided by financing activities	$11,766	$9,691

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$84,131	$67,750	$238,141	$190,498
License—self-managed	4,505	4,241	14,485	12,996
Total subscription revenue	88,636	71,991	252,626	203,494
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	19,532	15,678	55,966	44,345
License—self-managed(2)	218	220	654	660
Total cost of revenue—subscription	19,750	15,898	56,620	45,005
Gross profit	68,886	56,093	196,006	158,489
Operating expenses:
Research and development(1)(3)	33,358	31,698	101,788	87,744
Sales and marketing(1)(2)(3)	37,915	33,152	109,753	94,323
General and administrative(1)(3)(4)	15,663	14,682	44,635	41,410
Total operating expenses	86,936	79,532	256,176	223,477
Operating loss	(18,050)	(23,439)	(60,170)	(64,988)
Interest and other income, net	5,733	1,369	14,621	2,159
Loss before income taxes	(12,317)	(22,070)	(45,549)	(62,829)
Income tax expense	1,430	1,482	4,474	4,200
Net loss	$(13,747)	$(23,552)	$(50,023)	$(67,029)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,650	$1,903	$6,865	$4,822
Research and development	8,596	6,806	23,566	17,268
Sales and marketing	8,248	6,548	21,461	16,095
General and administrative	6,192	3,960	15,028	10,183
Total share-based compensation expense	$25,686	$19,217	$66,920	$48,368

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,386	$2,386	$7,160	$7,158
Cost of revenue: license—self-managed	218	220	654	660
Sales and marketing	357	298	1,073	770
Total amortization expense of acquired intangible assets	$2,961	$2,904	$8,887	$8,588

(3) Includes acquisition-related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$6	$6	$16	$19
Research and development	1,251	2,304	6,931	6,828
Sales and marketing	19	228	89	464
General and administrative	18	10	158	244
Total acquisition-related costs	$1,294	$2,548	$7,194	$7,555

(4) Includes legal settlement costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
General and administrative	$—	$—	$—	$216

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription—self-managed and SaaS	95%	94%	94%	94%
License—self-managed	5	6	6	6
Total subscription revenue	100	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	22	22	22	22
License—self-managed	—	—	—	—
Total cost of revenue—subscription	22	22	22	22
Gross profit	78	78	78	78
Operating expenses:
Research and development	37	44	40	43
Sales and marketing	43	46	44	47
General and administrative	18	21	18	20
Total operating expenses	98	111	102	110
Operating loss	(20)	(33)	(24)	(32)
Interest and other income, net	6	2	6	1
Loss before income taxes	(14)	(31)	(18)	(31)
Income tax expense	2	2	2	2
Net loss	(16)%	(33)%	(20)%	(33)%

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$84,131	$67,750	$16,381	24%
License—self-managed	4,505	4,241	264	6%
Total subscription revenue	$88,636	$71,991	$16,645	23%

The increase in total subscription revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 consisted of approximately a $13.8 million growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$19,532	$15,678	$3,854	25%
License—self-managed	218	220	(2)	(1)%
Total cost of revenue—subscription	$19,750	$15,898	$3,852	24%
Gross margin	78%	78%

Total cost of revenue increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase of $2.7 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions and an increase of $0.7 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin remained consistent for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Operating Expenses

Research and Development

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$33,358	$31,698	$1,660	5%

Research and development expense increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase of $1.8 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below and an increase of $0.5 million in personnel-related expenses as a result of increased headcount, partially offset by a decrease of $1.1 million in compensation expense associated with the holdback and retention arrangements from our acquisitions in 2021.

Sales and Marketing

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$37,915	$33,152	$4,763	14%

Sales and marketing expense increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase of $1.7 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $1.3 million in commissions mainly from amortization of deferred contract acquisition costs, and an increase of $1.0 million in marketing expense mainly related to our annual user conference.

General and Administrative

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$15,663	$14,682	$981	7%

General and administrative expense increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase of $2.2 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, partially offset by a decrease of $0.5 million in professional fees for legal, recruiting, and other consulting services.

Share-based Compensation Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$2,650	$1,903	$747	39%
Research and development	8,596	6,806	1,790	26%
Sales and marketing	8,248	6,548	1,700	26%
General and administrative	6,192	3,960	2,232	56%
Total share-based compensation expense	$25,686	$19,217	$6,469	34%

Share-based compensation expenses increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily attributable to grants to new and existing employees.

Interest and Other Income, Net

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$5,733	$1,369	$4,364	319%

Interest and other income, net increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to higher interest income on deposits and marketable securities as a result of higher interest rates.

Income Tax Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$1,430	$1,482	$(52)	(4)%
Effective income tax rate	(12)%	(7)%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, tax benefits arising from deductions for share-based compensation, and changes in our valuation allowance.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$238,141	$190,498	$47,643	25%
License—self-managed	14,485	12,996	1,489	11%
Total subscription revenue	$252,626	$203,494	$49,132	24%

The increase in total subscription revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 consisted of approximately a $42.9 million growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$55,966	$44,345	$11,621	26%
License—self-managed	654	660	(6)	(1)%
Total cost of revenue—subscription	$56,620	$45,005	$11,615	26%
Gross margin	78%	78%

Total cost of revenue increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily attributable to an increase of $7.0 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions, an increase of $2.0 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $1.5 million in personnel-related expenses mainly as a result of increased headcount.

Gross margin remained consistent for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Operating Expenses

Research and Development

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$101,788	$87,744	$14,044	16%

Research and development expense increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily attributable to an increase of $6.3 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $4.8 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.9 million in costs of development environments and tools.

Sales and Marketing

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$109,753	$94,323	$15,430	16%

Sales and marketing expense increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily attributable to an increase of $5.4 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $4.7 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $3.9 million in commissions mainly from amortization of deferred contract acquisition costs.

General and Administrative

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$44,635	$41,410	$3,225	8%

General and administrative expense increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily attributable to an increase of $4.8 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below and an increase of $1.2 million in personnel-related expenses mainly as a result of increased headcount, partially offset by a decrease of $2.0 million in professional fees for legal, recruiting, and other consulting services.

Share-based Compensation Expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$6,865	$4,822	$2,043	42%
Research and development	23,566	17,268	6,298	36
Sales and marketing	21,461	16,095	5,366	33
General and administrative	15,028	10,183	4,845	48
Total share-based compensation expense	$66,920	$48,368	$18,552	38%

Share-based compensation expenses increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily attributable to grants to new and existing employees.

Interest and Other Income, Net

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$14,621	$2,159	$12,462	577%

Interest and other income, net increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to higher interest income on deposits and marketable securities as a result of higher interest rates.

Income Tax Expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$4,474	$4,200	$274	7%
Effective income tax rate	(10)%	(7)%

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

As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $502.2 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$41,562	$14,111
Net cash used in investing activities	$(37,827)	$(35,856)
Net cash provided by financing activities	$11,766	$9,691

Operating Activities

Net cash provided by operating activities of $41.6 million for nine months ended September 30, 2023 was related to our net loss of $50.0 million adjusted for non-cash charges of $79.3 million, including share-based compensation expense of $66.9 million and depreciation and amortization expense of $11.5 million, and changes in our operating assets and liabilities of $12.3 million. The changes in our operating assets and liabilities were primarily related to an increase of $16.2 million in deferred revenue driven by higher sales and an increase of $4.9 million in accrued expenses and other liabilities primarily due to higher income tax obligations, partially offset by a decrease of $5.8 million in operating lease liabilities as a result of payments and an increase of $4.8 million in deferred contract acquisition costs related to capitalized commissions.

Net cash provided by operating activities of $14.1 million for the nine months ended September 30, 2022 was related to our net loss of $67.0 million adjusted for non-cash charges of $69.6 million, including share-based compensation expense of $48.4 million and depreciation and amortization expense of $10.8 million, and changes in our operating assets and liabilities of $11.6 million. The changes in our operating assets and liabilities were primarily related to an increase of $12.6 million in deferred revenue driven by higher sales and a decrease of $5.1 million in prepaid expense and other assets primarily due to amortization of our acquisition holdbacks, partially offset by a decrease of $7.2 million in operating lease liabilities primarily as a result of payments and an increase of $5.5 million in net deferred contract acquisition costs related to capitalized commissions.

Investing Activities

Net cash used in investing activities of $37.8 million for the nine months ended September 30, 2023 consisted primarily of the net purchase of short-term investments of $36.5 million.

Net cash used in investing activities of $35.9 million for the nine months ended September 30, 2022 consisted primarily of net purchase of short-term investments of $31.9 million and capital expenditure of $3.7 million.

Financing Activities

Net cash provided by financing activities of $11.8 million for the nine months ended September 30, 2023 consisted primarily of proceeds from employee share purchases under our ESPP of $6.7 million and proceeds from exercise of share options of $5.4 million.

Net cash provided by financing activities of $9.7 million for the nine months ended September 30, 2022 consisted primarily of proceeds from employee share purchases under our ESPP of $5.2 million and proceeds from exercise of share options of $4.7 million.

Contractual Obligations

The following table summarizes our non-cancelable contractual obligations as of September 30, 2023:

		Payments Due by Period
	Total	2023 (Remainder)	2024 and Thereafter
	(in thousands)
Operating lease obligations	$25,468	$2,223	$23,245
Purchase obligations	39,205	1,357	37,848
Total	$64,673	$3,580	$61,093

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Purchase obligations represent our commitments primarily for hosting services, software products and services under contracts of 12 months or longer. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the nine months ended September 30, 2023.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. Our functional currency is the U.S. dollar. Substantially all of our sales are denominated in U.S. dollars, and therefore our revenue is not subject to significant foreign currency risk. However, a significant portion of our operating costs in Israel, consisting principally of salaries and related personnel expenses, and operating lease and facility expenses are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Since the beginning of the war between Israel and Hamas, the volatility of NIS against the U.S. dollar has not materially affected the results of our business. We anticipate that a material portion of our expenses will continue to be denominated in NIS.

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three and nine months ended September 30, 2023.

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

As of September 30, 2023, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of September 30, 2023.

Interest Rate Risk

As of September 30, 2023, we had cash and cash equivalents of $61.0 million, and short-term investments of $441.2 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of September 30, 2023.

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

Our operations and financial performance depend in part on global economic conditions and the impact of these conditions on levels of information technology spending and the willingness of our current and prospective customers to purchase our products. Adverse macroeconomic conditions, including inflation, slower growth or recession, bank failures or instability in the financial services sector, tighter credit, higher interest rates, and currency fluctuations, could adversely impact consumer and businesses confidence and spending and negatively affect demand for our products.

For example, we are currently operating in a period of economic uncertainty and the United States has experienced high levels of inflation and rising interest rates, which has led to increased costs of labor, capital, employee compensation and other similar effects. If unfavorable conditions in the national and global economy persist, or worsen, our current and potential customers’ operating costs will likely increase, which could result in reduced operating and information technology budgets. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Such delays or reductions in technology spending are often associated with enhanced budget scrutiny by our customers including additional levels of approvals, cloud optimization efforts and additional time to evaluate and test our products, which can lead to long and unpredictable sales cycles. We have recently experienced longer sales cycles for certain products and enhanced budget scrutiny by our customers, and expect to continue to experience these challenges given the current macroeconomic environment. Also, customers may choose to develop in-house software as an alternative to using our products, and competitors may respond to such negative conditions in the general economy by lowering prices, any of which could adversely affect demand for our products and limit our ability to grow our business.

The present conditions and state of the U.S. and global economies make it difficult to predict whether, when and to what extent a recession has occurred or will occur in the future. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

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

These risks may be heightened in connection with the war between Israel and Hamas, the war between Russia and Ukraine, and associated geopolitical tensions and regional instability. It is also possible that our customers and regulators would seek to hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure and we may incur significant liability in investigating such an incident and responding to any claims, investigations, or proceedings made or initiated by those customers, regulators, and other third parties. We may not be able to recover a material portion of such liabilities from any of our third-party cloud providers. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Moreover, our insurance may not be adequate to cover such liability and may be subject to exclusions. Any of the above circumstances or events may harm our business, results of operations, and financial condition.

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

Risks Related to Privacy, Data Protection and Cybersecurity

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

Despite our efforts, our systems and those of our vendors, service providers, and strategic partners also are potentially vulnerable to computer malware, viruses, computer hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, unauthorized access, exploitation of bugs, defects, and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, failures, security breaches and incidents, inadvertent or intentional actions by our employees, contractors, consultants, partners, and/or other third parties, and other real or perceived cyberattacks. Our risks of cyberattacks and other sources of security breaches and incidents, and those faced by our vendors, service providers, and strategic partners, may be heightened in connection with the war between Israel and Hamas, the war between Russia and Ukraine, and associated geopolitical tensions and regional instability. Any of these incidents or any compromise of our security or any unauthorized access to or breaches of the security of our or our service providers’ systems or data processing tools or processes, or of our platform and product offerings, as a result of third-party action, employee error, vulnerabilities, defects or bugs, malfeasance, or otherwise, could result in unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information, or a risk to the security of our or our customers’ systems.

We may be more susceptible to security breaches and other security incidents in view of many of our employees and employees of our service providers working remotely, because we and our service providers have less capability to implement, monitor and enforce our information security and data protection policies for those employees. Based on the examples set in other recent incidents, the more widespread our platform and products become, the more they may be viewed by malicious cyber threat actors as an attractive target for such an attack. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures.

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

Our primary research and development operations are located in Israel, which is currently at war against Hamas. As of September 30, 2023, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. As of September 30, 2023, we had employees located in nine countries. Our current international operations involve, and future initiatives will involve, a variety of risks, including:

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

• changes in a specific country’s or region’s political or economic conditions, such as the war between Israel and Hamas and the war between Russia and Ukraine and the associated geopolitical tensions and regional instability, as well as economic sanctions the U.S. and other countries have imposed on Russia and certain of its allies and the impact of the foregoing on the global economy;

• risks resulting from changes in currency exchange rates, in particular, fluctuations in the value of the NIS compared to the U.S. dollar as a result of the war between Israel and Hamas;

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

Risks Related to Our Incorporation and Location in Israel

While JFrog’s operation runs smoothly with most of our go-to-market and support services outside of Israel (mainly in the U.S., India and France), given the conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, it is possible that our operations could be adversely affected over time and the war could limit our ability to market our products, which could lead to a decrease in revenues.

Because a material part of our research and development is conducted in Israel and certain members of our board of directors and management as well as approximately half of our employees and consultants are located in Israel, our business and operations could be affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region.

In October 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel's economy in general. These events may imply wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

Certain of our employees and consultants in Israel have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts with Hamas. Such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations.

General Risk Factors

The impact of the war between Israel and Hamas, the war between Russia and Ukraine, and other areas of geopolitical tension around the world, including the related global economic disruptions, remains uncertain at this time, and could harm or continue to harm our business and results of operations.

The war between Israel and Hamas, the war between Russia and Ukraine, and other areas of geopolitical tension around the world continue to impact worldwide economic activity and financial markets. As a result of the war between Israel and Hamas, the war between Russia and Ukraine, and related global economic disruptions, we have experienced and expect to continue to experience slowed growth for new customers, fewer orders from our existing customers for upgrades within our platform, an increase in the average length of sales cycles to onboard new customers, delays in new projects, and requests by some customers for extension of payment obligations, all of which adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

The extent and continued impact of the Israel-Hamas war, the Russia-Ukraine war, and related global economic disruptions on our operational and financial condition will depend on certain developments, including: government responses to the wars; the impact of the wars on our customers and our sales cycles; their impacts on customer, industry, or technology-based community events; and their effect on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the Israel-Hamas war, the Russia-Ukraine war, and other areas of geopolitical tension around the world, and any actions taken by governmental authorities and other third parties in response may also affect our future performance.

As of the date of this Quarterly Report on Form 10-Q, the full impact of the war between Israel and Hamas, the war between Russia and Ukraine, and related global economic disruptions on our financial condition and results of operations remains uncertain. Furthermore, because of our subscription-based business model, the impact of these factors may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, the following director and officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

On August 11, 2023, Mr. Yoav Landman, our Chief Technology Officer and member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,500,000 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until October 11, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2023.

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

Date:	November 2, 2023	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2023	By:		/s/ Jacob Shulman
			Name:	Jacob Shulman
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)