Form 10-K
period 2023-12-31
JFrog Ltd
filed 2024-02-15
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Ordinary Shares held by non-affiliates of the registrant, based on the closing price of the shares of Ordinary Shares on June 30, 2023 as reported by the Nasdaq Global Select Market on such date was approximately $2.1 billion. Shares of the registrant's Ordinary Shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 9, 2024, the registrant had 106,306,273 Ordinary Shares, NIS 0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2023 annual general meeting of shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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

PART I

Item 1. Business

Overview

JFrog’s vision is to power a world of continuously updated, secure, trusted software – we call this Liquid Software.

We provide an end-to-end, hybrid, universal Software Supply Chain Platform that enables organizations to continuously and securely create and deliver software updates across any system. This platform is the critical bridge between software development and deployment of that software, paving the way for modern software supply chain management and software release processes. We enable organizations to build and release software faster and more securely while empowering developers, security teams and Machine Learning Operations (MLOps) teams to be more efficient.

Digital transformation has become an imperative for all organizations, and as such, organizations of all types and sizes are increasingly dependent upon software to better engage with their customers, partners, and employees. As a result, the continuous and trusted release of new software has become mission critical. An organization’s failure to keep software current or react to problems with timely software updates, whether feature oriented or security-demanded, can lead to lost revenue and reputational damage, and even threaten human safety and lives. We believe the end state of digital transformation is a non-stop, always-on, secure, continuous delivery of value to users, enabled by a world of version-less software.

DevOps and DevSecOps enables the software innovation that is driving digital transformation. The need for organizations to better serve their customers, partners, and employees through software is driving the demand for constant innovation of the software build and release workflow. As the pace and variety of software creation have increased, the domains of software “developers” and IT “operators” have converged, rapidly including “security” professionals. Since our inception, we have embraced the culture and methodologies of modern software development and delivered a platform that connects developers, security teams and operators, thus providing the foundation for DevOps and DevSecOps. These paradigms have become the approach modern digital organizations take to software development and operations, shortening, automating, securing and improving the software build and release workflow.

Software as it is written by a developer, in source code, cannot be deployed in a runtime environment. In order for software to run in production, source code is transformed into or packaged into executable binary files that can be understood by and run on a server or device. Organizations need tools that can turn source code and other resources into binary files, store, manage, and secure these binaries, and then create software packages, or combinations of one or more binary files, that can be released and deployed to runtime environments. Our platform is designed to universally manage and deploy all types of software packages, including machine learning models, within an organization, making it the system of record for an organization’s secure software release processes, often called the “database of DevOps.”

Software and the Business Environment

The volume and importance of software in the business environment is increasing exponentially. Organizations in all industries and of all sizes have turned to software as a competitive advantage, facilitating interactions with their customers, managing day-to-day operations, gaining actionable business insights, securing their digital environments, and driving digital transformation. As a result, software’s role has changed from a functional tool to a cornerstone of nearly every company, and the continuous development and release of that software has transformed into mission-critical operations.

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

In order to address these growing customer expectations and regulatory compliance, organizations have dramatically reduced the time between releasing new features and functions and resolving security vulnerabilities, from years to months or even days and hours. Updating a feature of a software application, rather than releasing a new version of the entire application, ensures that current software is brought to market faster, allowing organizations to be more responsive to their customers’ needs, making software updates less disruptive to the user experience. To keep software current in today’s environment, software updates need to be released incrementally, securely and with increased frequency.

The proliferation of open source software, availability of newer and more efficient software development technologies such as generative artificial intelligence (AI) technologies, and the increasing interconnectedness of software enable organizations to produce software at an increasing rate. Meanwhile, the adoption of new architectures, platforms, and technologies, such as microservices, containers, and hybrid and multi-cloud environments, creates significant complications in managing the software supply chain flow. Organizations’ existing approaches to software releases and updates address each step of the cycle separately, creating silos and bottlenecks around critical steps, such as planning, curating, building, testing, securing, and delivering software. The merging of these new technologies with legacy approaches has placed significant strain on traditional software build and release workflows.

The DevOps and DevSecOps Workflows

DevOps enables the software innovation that is driving digital transformation. As the domains of software developers and IT operators have converged, DevOps has emerged as a discipline that integrates software development and operations, shortening, automating, and improving the software build and release workflow. DevOps is a combination of technologies, methodologies, and culture that powers a continuous, fast, and secure software release cycle.

The DevSecOps workflow spans the lifecycle of software, from the planning, curating, coding, building, securing and testing of software components by developers, to the secure releasing, deploying, operating, and monitoring of that software by operators. DevSecOps integrates security practices across the DevOps workflow for early detection of issues and ongoing software security throughout the software’s lifecycle. While many software development technologies today address aspects of a particular segment of DevOps, JFrog provides the common ground for software developers, security teams and IT operators, making it integral to the DevOps and DevSecOps workflows to create trusted software releases.

The Importance of Software Packages

Software as it is written by a developer, in source code, cannot be deployed in a runtime environment. In order for software to run in production, source code and other components are transformed or packaged into executable binary files that can be understood by and run on a server or device. Organizations need tools that can turn source code and other components into binary files, store, manage and secure these binaries, and then create software packages, or combinations of one or more binary files, that can be released and deployed to runtime environments. In addition, the vast majority of applications are built utilizing open source software that enters organizations in the form of binaries. The JFrog Platform is designed to universally manage and deploy all types of software packages within an organization, making it the system of record for an organization’s software.

In today’s business environment, the volume and variety of software packages that need to be managed and stored by organizations is rapidly growing. This includes the management of machine learning models and their dependencies, which see massive adoption due to the commoditization of large language models (LLMs). Software packages are increasingly created by both humans and machines as software build and release workflows are automated, and can also be imported from external sources, such as open source libraries and repositories. The increasingly large volumes and complexity of packages within organizations’ software development ecosystems require a new, systematic, and automated approach to trusted management of packages. Code repositories, which store and manage source code, are helpful and important developer tools, but cannot efficiently take software that was written by developers and deploy it in runtime environments because they are not purpose-built to manage, cache and secure binary files. Tracking and managing software at the package level enables organizations to make incremental updates to software, and deliver trusted software bill of materials (SBOMs) alongside their software releases. Package management allows software releases to be continuous, and capable of handling the volume, variety, security and velocity of trusted software required today.

Our Platform

We built the world’s first universal software package repository, JFrog Artifactory, to fundamentally transform the way that the software supply chain is managed. Our package-based approach to releasing software allows software releases to be continuous and software to always be current.

We enable organizations to securely store all package types in a common repository where they can be tagged, tracked, and managed. Our unified platform connects all of the software release processes involved in building and releasing software, and enables trust by offering a single source of truth for all software release inputs and outputs. We empower our customers to shorten their software release cycles and enable the continuous flow of current, secure, up-to-date software from any source to any edge. Our platform is designed to be agnostic to the programming languages, source code repositories, and development technologies that our customers use, and the type of production environments to which they deploy.

Our fully integrated suite of products allows our customers to compile software from source code repositories, curate the importation of external packages, manage the dependencies among components within software packages, keep these packages under a single universal repository, manage and automate the usage of open source libraries and packages, scan for vulnerabilities through various stages and contexts, distribute to endpoints, and deploy in production, all through a single user access point. This complete process is often referred to as management and securing of the “software supply chain.”

Since our initial launch of JFrog Artifactory, we have consistently innovated and added new products to expand the capabilities of our platform. Today, our platform comprises the full workflow for releasing trusted, secure software.

Products

JFrog Artifactory

At the center of our platform is JFrog Artifactory, the first universal package repository. It allows teams and organizations to store, update, and manage their software packages at any scale. JFrog Artifactory ensures that all software packages being deployed are the most current by automatically caching dependencies between packages and package versions, including from external sources. JFrog Artifactory supports all major software package technologies and can be seamlessly deployed across public clouds, multi-cloud, on-premises, private cloud, and hybrid environments. As a result, JFrog Artifactory serves as the “single source of truth” for an entire organization’s software packages, ensuring consistency and enabling trust and automation in the software release process.

JFrog Artifactory is also expanding to include MLOps functionality, with the key capability to manage machine learning models and their dependencies as they are released alongside and within software applications. These models and dependencies are foundational components for AI-powered functionality in software applications. We believe this expansion will unite MLOps practitioners with DevSecOps best practices to create a universal software supply chain across an organization.

With JFrog Artifactory at its center, our platform is a cohesive, integrated, end-to-end solution comprised of the following additional products that encompass the complete software release cycle:

•
JFrog Curation. JFrog Curation functions as a guardian outside the software development pipeline, controlling the admission of packages into an organization, primarily from open source or public repositories. JFrog Curation understands package metadata, allowing companies to build policies around the entry or blocking of software packages into a company’s repositories based on multiple factors such as age, version number, security risk, release timelines, target environments and more. Software packages addressed by JFrog Curation rely on the JFrog Catalog of open source package information, with over 4 million unique packages and their advanced metadata available.

•
JFrog Xray (Security Essential). JFrog Xray continuously scans JFrog Artifactory to secure all software packages stored in it. JFrog Xray is able to understand software packages at a binary level, utilizing the metadata stored in JFrog Artifactory to accurately uncover potential vulnerabilities, policy violations, and open source software license compliance issues. This enables more cohesive DevSecOps processes, allowing organizations to achieve both control and trust earlier in their software release cycles by automating security workflows. JFrog Xray also provides unique security information to customers that is derived from a dedicated security research team that uncovers vulnerabilities in public and private repositories.
•
JFrog Advanced Security. JFrog Advanced Security is an optional add-on for select JFrog subscriptions as an advanced, binary-focused security solution integrated into the JFrog Platform. It offers in-depth binary scanning to examine data that is not accessible via package managers, software bill of materials or typical metadata. Natively integrated with JFrog’s Artifactory binary repository and JFrog Xray’s software composition analysis solutions, JFrog Advanced Security capabilities, including source code scanning (SAST), secrets detection, contextual analysis, IaC scanning, container scanning, malicious ML model detection and more, offer holistic coverage for software supply chain security at scale.
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
•
JFrog Mission Control. JFrog Mission Control is our integrated platform control panel, providing a high-level view of all the moving pieces of an organization’s software supply chain workflow. As part of JFrog Artifactory, JFrog Mission Control allows users to configure and view services under administrative control, whether across any public cloud, on-premise, private cloud, or hybrid environment, or at geographically dispersed development sites.
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

Benefits to Our Customers

•
End-to-end, unified platform. We provide a central, unified platform for our customers’ software release needs with our universal package management solution, JFrog Artifactory, at its core and a portfolio of adjacent products including build integration, workflow automation, security, and deployment. We designed our products to integrate with each other natively, with a unified user interface. This allows organizations to effectively and efficiently manage the full software supply chain through a single user access point.

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
•
Trusted and secure. We enable organizations to analyze software packages for vulnerabilities, rapid remediation, license compliance, and quality issues in near real-time. Our fully integrated security solutions enable continuous automation of security policies from before a package enters the organization through to deployment to the runtime. Our platform embeds security into the DevOps workflow, creating a seamless DevSecOps flow that allows organizations to have speed and control in the software release cycle. All software packages on our platform are fully traceable, ensuring the accuracy and reliability of software applications. To enhance application quality while minimizing risk, our security controls offer customizable governance policies to specific software packages and complete auditing capabilities and business impact analysis.

Benefits to Software Developers, Security Teams, and IT Operators

•
Easy, secure, and automated package management. Through our JFrog Artifactory package management solution, software developers, security teams, and IT operators are able to automatically fetch software packages from public and private repositories, ensure that packages are consistent across their organizations’ instances of JFrog Artifactory, scan for vulnerabilities and contextual errors with our security solutions, and manage dependencies among packages. JFrog Curation allows for automated policies to protect companies from undesired software packages before they enter Artifactory. JFrog Artifactory then stores software packages and uses their metadata in a manner similar to a relational database, enabling software developers and IT operators to manage package versions, organize and track dependencies, and perform replication of trusted packages across geographically distributed sites.
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

Business Model

We combine bottom-up and top-down approaches in our business model. The bottom-up approach is community focused, driving increased usage of our products, in which we focus on demonstrating the value that our products can provide to software developers, security teams and IT operators. Once customers are of a certain size, we engage in a top-down approach for full platform adoption that focuses on enterprise values. To support growth of large strategic customers, JFrog also empowers a direct sales team supported by dedicated DevSecOps technical staff. We strive to make software developers, security teams and IT operators more efficient, effective, and productive, and create champions of JFrog in the process.

•
Our go-to-market strategy.
o
Make software developers, security teams, ML engineers, and IT operators successful. Our consistent product innovation, thought leadership in software supply chain management, and knowledge sharing with software developer, security teams, and IT operator communities engender trust that fuels increased usage of our products. We enable our users to stand out for the value they deliver to their organizations, making others within their organizations want to adopt our products to emulate their success.
o
Enable user freedom of choice. We are agnostic to the types of technologies a software developer or IT operator may choose to use, which is a philosophy that we believe provides us with a competitive advantage. Our platform is designed to quickly and seamlessly add support for new package technologies as they arise.
o
Align pricing with value provided. Our free trials and open source software options provide low-friction entry points for software developers, security teams, and IT operators. Customers often upgrade to paid and higher-tiered subscriptions as they increase their usage of our products.
o
Provide best-in-class support. Our customer support personnel provide extensive engineering-level support directly to software developers, security teams, and IT operators, ensuring those individuals who use our products most are set up to succeed. Our customer support team is differentiated by the number of team members who have engineering backgrounds, which allows our customers to have consistent access to individuals with intimate technical knowledge of our products and of the different technologies and protocols with which they integrate. Our technical support offerings primarily include issue diagnosis and root cause identification, as well as bug isolation and software fix delivery.
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
•
JFrog Enterprise+ (Enterprise Plus). JFrog Enterprise Plus provides the same features as JFrog Enterprise X, with the addition of JFrog Pipelines, JFrog Insight, JFrog Distribution, and JFrog Artifactory Edge. JFrog Enterprise Plus is our full platform subscription option, delivering our entire suite of products and functionality, as well as Private Distribution Network capabilities. JFrog Enterprise Plus customers are also able to purchase the full suite of JFrog security products.
•
Additional, optional subscriptions.
o
JFrog Advanced Security, with functionality for Infrastructure as Code scanning, container scanning, contextual analysis and more, is available as an optional, add-on subscription for Enterprise X and Enterprise Plus subscribers, as well as through private offers in the cloud marketplaces.
o
JFrog Curation functions as a guardian outside the software development pipeline, controlling the admission of packages into an organization, primarily from open source or public repositories.
o
JFrog Connect functionality for IoT devices is available for separate purchase while in early production phases.

We have an unwavering commitment to the software developer, security teams, and IT operator communities, and show this commitment by offering varying forms of free access to our products in addition to the paid subscriptions described above. This free access takes the form of free trials and open source software, and helps generate demand for our paid offerings within the software developer, security and IT operator communities.

•
Free Trials. We offer time-limited free trials of our platform that allow prospective customers to test the full functionality of a JFrog subscription within their environments or in the cloud. At the end of this trial period, prospective customers must pay for a subscription in order to continue utilizing JFrog services. Community, free services include a limited version of Artifactory as well as a community version for C/C++ developers (Conan).
•
Open Source. Our open source offering is a limited functionality version of JFrog Artifactory that only supports Java-based software packages, and does not support organization-wide adoption by DevOps teams.

Growth Strategies

We intend to pursue the following growth strategies:

•
Extend our technology leadership. We will continue to invest in building new capabilities and extending our platform to bring the power of software supply chain management to a broader range of use cases, including maturation of security solutions for DevSecOps, expansion of AI-enabling technologies including MLOps, and continuing to enable DevOps solutions for devices on the edge. Additionally, we believe acquiring new technologies to complement our organic innovation efforts will help us rapidly adapt to address the evolving needs of the market and drive increased value for our customers.
•
Expand within our existing customer base. We have demonstrated a differentiated ability to retain customers, expand existing customer usage, and cross-sell a broader set of products and features within an organization. Our net dollar retention rate (“ARR”) of 119% as of December 31, 2023 highlights the increasing value of our products to our customer base. While maintaining our self-service and inbound sales model, we intend to continue to expand our strategic sales team to identify new use cases and drive expansion and standardization on JFrog’s Software Supply Chain Platform.
•
Acquire new customers. Our free trial subscription options and open source version of JFrog Artifactory increase software developer, security and IT operator familiarity with our products, and allow for low-friction product adoption. MLOps functionality may expose JFrog solutions to new audiences such as AI/ML Engineers and Data Scientists. Additionally, we

have steadily grown our international presence since inception and intend to continue to expand regionally as DevOps and DevSecOps practices are increasingly adopted around the world.
•
Expand and develop our technology partnership ecosystem. We have designed our platform to work with the major package technologies and be deployed in any environment, allowing our technology partners to better serve their customers. We also intend to cultivate and leverage channel and alliance partners, including cloud providers, to grow our market presence and drive greater sales efficiency.

Customers

As of December 31, 2023, we had a global customer base of approximately 7,400 organizations across all industries and sizes, including approximately 83% of Fortune 100 organizations.

As of December 31, 2023, 886 of our customers had ARR of $100,000 or more, increasing from 736 customers as of December 31, 2022, accounting for 68% and 62% of our ARR, respectively. We had 37 customers with ARR of at least $1.0 million as of December 31, 2023, increasing from 19 customers as of December 31, 2022. For the year ended December 31, 2023, our 10 largest customers represented approximately 7% of our total revenue and no single customer accounted for more than 1% of our total revenue. For the year ended December 31, 2023, approximately 38% of our revenue was generated from customers outside of the United States. All references to our customers included in this Annual Report refer to paying customers.

Technology

Our proprietary technology, fueled by our optimized database architecture, enables best-in-class reliability, scalability, and performance.

Our technology includes the following key attributes:

•
Universal package management. The center of our platform, JFrog Artifactory, stores software packages and manages the metadata from major package technologies, including Docker, OCI, Debian, RPM, Go, Helm, Kubernetes, NPM, NuGet, Python, Java and Rust. Our platform is designed to quickly and seamlessly add support for new package technologies as they arise, ensuring a comprehensive view of an organization’s software supply chain.
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
•
Advanced security scanners. Scanners that analyze the actual exploit risk of a vulnerability, in-context, based on the environment under which it exists and minimize security "noise" for developers so that they can focus on fixing the impactful issues. Scanners include Contextual Analysis, Service and Application Exposures, SAST, IaC Analysis and Secrets Detection.
•
Package Admission Filtering. JFrog Curation acts as a firewall for open source and third party packages coming from public repositories. By using JFrog Catalog as a database of open source packages and their advanced metadata, Curation applies policies to govern the admission of new package versions into the company’s repositories.
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

Marketing and Sales

Marketing

JFrog’s marketing approach is a dual-pronged effort to both enable and empower users in a bottoms-up motion, as well as enterprise level or “top-down” approach for broad platform adoption at a strategic company level. Our community-focused approach to marketing prioritizes increasing the effectiveness of software developers, security teams, AI/ML engineers, data scientists and IT operators. We empower these technologies to release software faster and more securely, and in the process create champions of our products who are well-positioned to demonstrate the value of JFrog to their broader organizations. These communities can easily engage with our products through free trials and open source software before deciding to use them on a paid basis. We believe this approach gives us a competitive advantage, as technical communities have become integral in spreading awareness of our brand, expanding use cases, and promoting the adoption of our platform in the overall organization. As a result, the value we bring to software developers and IT operators organically drives demand, as increased awareness, knowledge sharing, and adoption leads to greater exposure to the other features and products in our user interface.

Our enterprise-level and field marketing functions support our strategic sales team, providing an account-based approach to drive expansion of JFrog solutions amongst our largest customers and prospects. Additionally, we engage with prospective end-users through user-centered events, including JFrog swampUP, our annual, global DevOps and user conference, hands-on training events, persona-driven events, and co-marketing activities with technology partners and large cloud platforms.

Sales

Flexible self-service, inbound and strategic enterprise sales approaches make it easy for customers to try, adopt, and use our products in a way most advantageous for them, creating a highly efficient sales motion. Our customers can start with an open source version of JFrog Artifactory, free trial subscription options, or land directly with one of our paid subscription tiers. Our open source and free trial options provide low-friction entry points for customers, who often upgrade to paid and higher-tiered subscriptions as they increase their usage of our products through the identification of new use cases, the need for additional functionality, or the adoption of our products by new teams or in new geographies. Once a user has decided to use our products beyond what is available in open source or at the end of a free trial, they can upgrade to one of our paid subscriptions, which are priced based on number of servers or consumption to align the value we deliver with our customers’ needs as they scale.

Our customer success teams are focused on enabling organizations to realize the full benefits of our platform by helping them advance DevSecOps practices and promoting the adoption of additional products and more advanced functionality of our platform. We intend to continue to expand our strategic sales team to identify new use cases and drive expansion and standardization on JFrog within our largest customers.

Competition

The worldwide DevOps and DevSecOps markets are rapidly evolving. We compete on the basis of a number of factors, including:

•
ability to provide an end-to-end, unified platform for the DevOps and DevSecOps workflows;
•
ability to provide security solutions across software developers and enterprise workflows;
•
ability to provide machine learning operation solutions across enterprise workflows;
•
breadth of technologies we support;
•
breadth of technology integrations;
•
total cost of ownership;
•
extensibility across organizations, including software developers, security teams, AI/ML engineers, data scientists, and IT managers;
•
ability to enable collaboration between software developers, security teams, and IT operators;
•
ability to deploy our products in any combination of cloud, multi-cloud or on-premises environments;
•
performance, security, scalability, and reliability in tandem;
•
quality of customer experience and satisfaction;
•
quality of customer support;
•
ease of implementation and use; and
•
brand recognition and reputation.

Our products are available for self-managed, software-as-a-service (“SaaS”), multi-cloud, and hybrid deployments. While we believe we compete successfully on the above factors, particularly with regards to the comprehensive nature of our solutions, we do experience competition in each of these categories with different vendors:

•
Home grown solutions. Over time, many companies built solutions in-house for specific use cases they uniquely required. Often, these solutions do not scale or were not designed to meet the needs of modern software delivery methodologies or technologies.
•
DevOps and developer-focused vendors. Many companies address only certain parts of the DevOps cycle and may compete with a limited set of JFrog offerings, including Microsoft’s GitHub, GitLab, Inc., Cloudsmith and Sonatype.
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
•
Diversified vendors. Some diversified technology companies, such as IBM, Inc. (including Red Hat), Pivotal Software and VMware, Inc. (now Broadcom Inc.) may have offerings that compete with certain JFrog products.

Additionally, we may compete with start-up and open source technologies across the categories described above. Many of our competitors have greater financial, technical, and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks, diverse product and services offerings, and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. Furthermore, we expect that our industry will continue to attract new investments, including smaller emerging companies, which could introduce new offerings. We may also expand into new technology or geographical markets and encounter additional competitors in such markets.

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

As of December 31, 2023, we hold a number of active patents and have filed patent applications both in the U.S. and in other countries. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any of our patents issued in the future may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. In addition, we have international operations and intend to continue to expand these operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

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

Employees and Human Capital

Our Board of Directors and its committees share oversight of our human capital management strategy. The Nominating and Corporate Governance Committee has oversight of our approach to human capital and inclusion and diversity as part of its broader oversight of our Environmental, Social, and Governance strategy and initiatives. We annually conduct talent reviews and succession planning and the Board of Directors receives updates from senior management regarding succession planning, management talent assessment, and employee attrition. The Audit Committee reviews with management our ethics and compliance programs for human capital and workplace-related issues. The Compensation Committee provides oversight of our overall compensation philosophy, policies and programs, and their respective alignment with our human capital strategy.

As of December 31, 2023, we had a total of approximately 1,400 employees globally, including approximately 750 employees located in Israel and approximately 350 employees in the United States. None of our employees are represented by labor unions or, except for our employees in France and Spain, covered by collective bargaining agreements.

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

We continue to support DEI-focused hiring and mandatory DEI training for all employees. For example, our workforce is diverse both in ethnicity and gender, including and up to the highest level of management, where three of our 9-member board and four of our 12-member executive management team are women.

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

Workforce Health and Safety

In addition to traditional employee benefits, we have implemented a number of initiatives to support the well-being, safety and health of our employees. We provide comprehensive health insurance that includes medical, dental, vision, and prescription drug coverage, along with many other benefits such as wellness and fitness membership reimbursement programs. Additionally, we are committed to workplace safety and security through office maintenance, employee training, and emergency protocols.

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
•
JFrog Artifactory is at the center of our platform and any decline in demand for JFrog Artifactory occasioned by malfunction, inferior performance, increased competition or otherwise, will impact our business, results of operations, and financial condition.

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
•
Our international operations and expansion expose us to risks.
•
Your rights and responsibilities as our shareholder are governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations.
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

We have experienced rapid growth and increased demand for our products. Our total number of customers has grown to approximately 7,400 organizations as of December 31, 2023 from approximately 7,200 organizations as of December 31, 2022. Our employee headcount has also increased from approximately 1,300 as of December 31, 2022 to approximately 1,400 as of December 31, 2023. We expect to continue to grow our headcount over the next year. The growth and expansion of our business places a continuous significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, and our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

In 2023, we released Artifactory and Platform features to become a system of record for machine learning models that fuel AI innovations in the software supply chain, enhancements to JFrog Advanced Security including SAST, and a new security product, JFrog Curation. These enhancements and releases represent an expansion beyond our core developer/operations (DevOps) business, delving more deeply into software security (DevSecOps) and MLOps. We may not be able to sustain the pace of improvements to our products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.

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

Our total revenues for the years ended December 31, 2023, 2022 and 2021 were $349.9 million, $280.0 million and $206.7 million, respectively, representing a growth rate of 25% and 35% for the years ended December 31, 2023 and 2022, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. For example, we experienced slowed growth during the COVID-19 pandemic. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, and global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our ordinary shares could be adversely affected.

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

Although we have achieved positive operating cash flow and free cash flow, we have incurred losses in all years since our incorporation. We incurred a net loss of $61.3 million, $90.2 million and $64.2 million in the years ended December 31, 2023, 2022 and 2021, respectively. As a result, we had an accumulated deficit of $290.4 million as of December 31, 2023. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our products, broaden our customer base, expand our sales and marketing activities, including building a customer success team and continuing to invest in our strategic sales team, expanding our operations, hiring additional employees, and continuing to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining positive operating cash flow and free cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

The markets for our products are new, unproven, and evolving and may develop more slowly or differently than we expect. Our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving markets.

The markets for our products are relatively new, rapidly evolving, and unproven. Accordingly, it is difficult to predict customer adoption and renewals and demand for our platform and our products, the entry of competitive products, the success of existing competitive products, or the future growth rate, expansion, longevity, and the size of the DevOps, DevSecOps, MLOps, and software release management software markets. The expansion of and our ability to penetrate, these new and evolving markets depends on a number of factors, including: the cost, performance, and perceived value associated with DevOps, DevSecOps, and MLOps technologies, as well as the ability of DevOps workflows to improve critical steps in the lifecycle of software, including managing software security. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including our platform and products may be negatively affected. If DevOps, DevSecOps, and software release management software do not continue to achieve market acceptance, or there is a reduction in demand caused by decreased customer acceptance, technological challenges, weakening economic conditions, privacy, data protection and data security concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which could adversely affect our business, financial condition, and results of operations.

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
•
our ability to convert users of free trials and open source version of JFrog Artifactory into subscribing customers;
•
increases or decreases in the number of elements of our subscriptions or pricing changes upon any renewals of customer agreements;
•
fluctuations in share-based compensation expense;
•
decisions by potential customers to purchase alternative solutions;
•
decisions by potential customers to develop in-house DevOps and DevSecOps technologies as alternatives to our products;
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
•
the impact of political uncertainty or unrest, including the Russia-Ukraine war, and the Israel-Hamas war, other areas of geopolitical tension around the world, or the worsening of that conflict or tensions and the related global economic disruptions;
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

In order to provide value for our customers, we must offer products that allow our customers to compile software from source code repositories, manage the dependencies among components within software packages, move packages and ML models to a universal repository, ingest packages from third parties, including open source libraries, scan for vulnerabilities through various stages, distribute to endpoints, and deploy in production, all through a single user access point. The success of any new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the quality of our product and the user experience, our ability to manage the risks associated with new product releases, the effective management of development and other spending in connection with anticipated demand for new products, and the availability of newly developed products. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and delays in releasing new products, deployment options, and product enhancements and may have similar experiences in the future. As a result, some of our customers may either defer purchasing our products until the next upgrade is released or switch to a competitor if we are not able to keep up with technological developments. For example, AI and machine learning may change the way our industry operates, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. In addition, if defects are not discovered until after customers purchase our products, our customers could lose confidence in the quality of our products and our reputation and brand may be harmed. If significant bugs, errors, or other defects or deficiencies are not discovered and patched in a timely manner, unauthorized parties could gain access to such products. Any negative publicity related to the perceived quality of our products could harm our business, results of operations, and financial condition.

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

Our business and success depend in part on our strategic relationships with third parties, including our third-party hosting providers and our partner ecosystem, and if we fail to maintain or expand these relationships, our results of operations and reputation could be harmed.

We currently depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we currently partner with third-party public cloud partners, such as Amazon Web Services (AWS), Microsoft Azure (including Azure DevOps) and Alphabet Inc.’s Google Cloud, who provide our services through their marketplaces. Our technology partnership ecosystem powers significant extensibility of our products, offers our customers the ability to use external tools of their choice with our products, provides the ability to deploy our products in their preferred environments, and allows them to support new package technologies as they are released. Accordingly, our SaaS products must be compatible with major cloud service providers in order to support local hosting of our JFrog-managed products in geographies chosen by our customers and third parties with whom we may partner.

We have also established relationships with certain channel partners to distribute our products. We believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners that can drive substantial revenue and provide additional value added services to our customers. If we are unable to develop and maintain successful relationships with our channel partners, our business, results of operations, and financial condition could be harmed. In addition, our agreements with our channel partners are non-exclusive, so they may offer customers the products of several different companies, including products that compete with ours.

It is uncertain whether these third parties will be successful in co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, or whether they will continue to work with us long-term. Changes in our relationship with any third-party partner or third-party provider, the instability or vulnerability of any third-party technology, or the inability of our products to successfully integrate with third-party technology may adversely affect our business and results of operations.

While also partners, public cloud providers may compete with a subset of JFrog functionality and we may also face competition from them. For example, third-party hosting providers currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors.

Further, identifying and negotiating new and expanded partner relationships requires significant resources and we cannot guarantee that the parties with which we currently have relationships can or will continue to devote the resources necessary to operate and expand their use of our platform. If we are unsuccessful in establishing or maintaining our partner relationships or any other strategic relationships with third parties, our ability to compete, our revenue, results of operations, and future prospects could be harmed.

Even if we are successful in establishing and maintaining our relationships with third-parties, we cannot ensure that our relationships will result in sustained or increased usage of our platform. In addition, any failure of our solutions to operate effectively with the business applications of any third-party partners could reduce the demand for our solutions and cause harm our business and reputation. We may also be held responsible for obligations that arise from the actions or omissions of third parties with which we do business. Further, any expansion into new geographies may require us to integrate our products with new third-party technology and invest in developing new relationships with providers. If we are unable to respond to changes in a cost-effective manner, our products may become less marketable, less competitive, or obsolete and our results of operations may be negatively impacted.

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

Our platform consists of multiple products in DevOps and DevSecOps, and we compete in each product category as well as the entire platform level. The market for our products is highly fragmented, quickly evolving, and subject to rapid changes in technology. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:

•
ability to provide an end-to-end, unified platform solution for the DevOps and DevSecOps workflows;
•
ability to provide updated security products to create and maintain trusted software releases;
•
breadth of technologies we support;
•
breadth of technology integrations;
•
total cost of ownership;
•
extensibility across organizations, including software developers, security teams, AI/ML engineers, data scientists, and IT operators;
•
ability to enable collaboration between software developers, security teams, and IT operators;
•
ability to deploy our products in any combination of cloud, multi-cloud, on-premise, or hybrid environments;
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
•
DevOps and developer-focused vendors. Many companies address only certain parts of the DevOps cycle and may compete with a limited set of JFrog offerings, including Microsoft’s GitHub, GitLab, Inc., Cloudsmith and Sonatype.
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
•
Diversified vendors. Some diversified technology companies, such as IBM, Inc. (including Red Hat), Pivotal Software and VMware, Inc. (now Broadcom Inc.) may have offerings that compete with certain JFrog products.

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

JFrog Artifactory is at the center of our platform and any decline in demand for JFrog Artifactory occasioned by malfunction, inferior performance, increased competition or otherwise, will impact our business, results of operations and financial condition.

Our subscription structure is aligned with the way we have built our platform, and JFrog Artifactory is at the center of our platform and all subscriptions. Accordingly, market acceptance of JFrog Artifactory is critical to our success. If demand for JFrog Artifactory declines, the demand for our other products will also decline. Demand for JFrog Artifactory is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of JFrog Artifactory and products by customers for existing and new use cases, the timing of development and release of new features, functionality, and lower cost alternatives introduced by our competitors, technological changes and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demand, if our products fail to compete with the products of our competitors, if we fail to achieve more widespread market acceptance of JFrog Artifactory, or if our products fail to meet statutory, regulatory, contractual, or other applicable requirements, then our business, results of operations, and financial condition would be harmed.

If we are unable to increase sales of our subscriptions to new customers, sell additional subscriptions to our existing customers, or expand the value of our existing customers’ subscriptions, our future revenue and results of operations will be harmed.

Our future success depends on our ability to sell our subscriptions to new customers and to expand within our existing customers by selling paid subscriptions to our existing users and expanding the value and number of existing customers’ subscriptions within the organization. Our ability to sell new subscriptions depends on a number of factors, including the prices of our products, the functionality of our products, the prices of products offered by our competitors, and the budgets of our customers. We serve customer needs with multiple tiers of subscriptions that differ based on product depth and functionality. We also offer a limited free trial of our platform. To the extent that users of our free trial do not become, or lead others not to become, paying customers, we will not realize the intended benefits of these strategies, our expenses may increase as a result of associated hosting costs, and our ability to grow our business may be harmed.

We also offer an open source version of JFrog Artifactory. Our open source version is intended to increase visibility and familiarity of our platform among the developer communities. We invest in developers and developer communities through multiple channels, including the introduction of new open source projects, as well as through our annual developer conference, swampUP, and other community-centered events. There is no guarantee that such events will translate into new customers, or that open source users will convert to paying subscribers.

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

We expect to derive a significant portion of our revenue from renewals of existing subscriptions. Our customers have no contractual obligation to renew their subscriptions after the completion of their subscription term. Our self-managed subscriptions are offered on an annual and multi-year basis, and SaaS subscriptions are offered on an annual basis, with the exception of certain SaaS subscriptions, which are also offered on a monthly basis. For our JFrog-managed products, we also offer subscriptions for committed usage amounts. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including their satisfaction with our products and our customer support, the frequency and severity of product outages, our product uptime or latency, the pricing of our, or competing, products, additional new features and capabilities that we offer, new integrations, and updates to our products as a result of updates by technology partners. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. Furthermore, our self-managed products are sold with perpetual or subscription licenses and we depend on the deployment of material updates to such products to drive renewals. If we do not provide material updates to these products, customers may not renew their existing subscriptions and may continue to use our products under the original license instead. We may not accurately predict future renewal trends. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline.

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

Our subscription agreements typically contain service-level commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which could significantly affect both our current and future revenue. We offer multiple tiers of subscriptions to our products and as such our service-level commitments will increase if more customers choose subscriptions of JFrog Pro X, JFrog Enterprise X, and JFrog Enterprise Plus. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition and results of operations.

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

Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high rates of employee attrition. There is currently a high demand for experienced DevSecOps professionals and we may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, specifically for engineers for research and development, security experts, and support positions who are experienced in DevSecOps, and such competition often results in increasing wages, especially in Israel, where most of our research and development positions are located, and in the San Francisco Bay Area, where we have a significant presence. Therefore, we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have and due to our profile and market position, such competitors actively seek to hire skilled personnel away from us, even if such employee has entered into a non-compete agreement. Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer that have been recognized by the courts, such as the protection of a company’s trade secrets or other intellectual property. We may not be able to make such a demonstration.

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

If we are not able to maintain and enhance our brand, especially among developers, security teams, and IT operators, our business and results of operations may be adversely affected.

We believe that developing and maintaining widespread awareness of our brand, especially with developers, security teams, and IT operators, is critical to achieving widespread acceptance of our software and attracting new users and customers. Brand promotion activities may not generate user or customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract or retain users and customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our products.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and entrepreneurial spirit we have worked to foster, which could harm our business.

We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Our anticipated headcount growth and our continued operation as a public company may result in a change to our corporate culture, which could harm our business.

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

We expect our revenue mix to vary over time due to a number of factors, including the mix of our subscriptions for self-managed and SaaS offerings, which may affect the timing and amount of revenue recognized and the associated costs. Further, our gross margins and results of operations could be harmed by numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and results of operations. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our ordinary shares could decline.

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

Our operations and financial performance depend in part on global economic conditions and the impact of these conditions on levels of information technology spending and the willingness of our current and prospective customers to purchase our products. Adverse macroeconomic conditions, including inflation, slower growth or recession, bank failures or instability in the financial services sector, changes to fiscal and monetary policies, tighter credit, higher interest rates, and currency fluctuations, could adversely impact consumer and businesses confidence and spending and negatively affect demand for our products.

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

Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

We have incorporated machine learning and AI technologies in our offerings and business, and AI technology may become more important to our operations or to our future growth over time. We may fail to properly implement or market our use of AI technology. Our products and systems may become targets for abuse powered by AI, and our support for MLOps may fall behind existing standards which are changing rapidly. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

Uncertainty regarding new and emerging AI technologies, such as generative AI, may require us to incur additional expenses to research and integrate generative AI, or other emerging AI technologies, into our product offerings and our internal systems. Any such research, implementation and integration may be costly and could impact our results of operations. Additionally, our use of AI technology may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm, confidentiality or security risks, competitive harm, ethical and social concerns, or other complications that could adversely affect our business, reputation, or financial results.

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

Further, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2023, we hold a number of active patents and have filed patent applications both in the U.S. and in other countries. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain.

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

Within the U.S., we anticipate increasing regulation of privacy, data protection and data security, including the adoption of more stringent laws. For example, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA, among other things, provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required us to modify our data practices and policies and to incur certain costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states have proposed or enacted privacy, data protection, and data security laws, including, for example, Washington’s My Health, My Data Act, and other laws similar to the CCPA such as in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Florida, Delaware, and Texas. These newly proposed or enacted laws could increase our potential liability and adversely affect our business.

With respect to cybersecurity in the U.S., we are closely monitoring the development of rules and guidance pursuant to various executive orders that may apply to us, including pursuant to Executive Order 14028 for “EO-critical software,” for example. These developing rules and guidance may increase our compliance costs and delay customer contract execution.

Internationally, we also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, information security, and AI, proposed and enacted in various jurisdictions. For example, the data protection landscape in the European Union (“EU”) continues to evolve, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR). Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

Among other requirements, the GDPR regulates transfers of personal data outside of the European Economic Area (“EEA”) to third countries that have not been found to provide adequate protection to such personal data, including the U.S. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon the Standard Contractual Clauses (“SCCs”). The “Schrems II” decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, invalidated the EU-U.S. Privacy Shield Framework as a mechanism to transfer personal data from the EEA to the U.S. In the same decision, the CJEU confirmed the validity of the SCCs, but advised that the SCCs must be considered on a case-by-case basis, in conjunction with an assessment as to whether national security laws conflict with the guarantees provided by the data importer under the SCCs. The European Commission has issued new SCCs that account for the CJEU’s “Schrems II” decision and that are required to be implemented. These developments represent a milestone in the regulation of cross-border data transfers, and have required major changes to our data transfer policy, including the need to conduct legal, technical, and security assessments for each data transfer from the EEA to a country outside of the EEA. This means that we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also anticipate being required to engage in new contract negotiations with third parties that aid in processing data on our behalf, and entering into the new SCCs. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents.

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

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, ePrivacy Regulation is anticipated to have broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Additionally, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release stating that the French data protection authority had issued a similar decision. On June 23, 2022, the Italian data protection authority adopted a similar decision, and on September 21, 2022, the Danish data protection authority adopted a similar decision. Other data protection authorities in the EU are increasingly focused on the use of online tracking tools and have indicated that they plan to issue similar rulings.

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

We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data security, and data protection. We cannot yet determine the impact these laws and regulations or changed interpretations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Moreover, because the interpretation and application of many laws and regulations relating to privacy, security, and data protection, along with mandatory industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing or future data management practices or features of our platform and products. Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other actual or asserted legal obligations or regulatory requirements relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

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

We do collect and store certain sensitive and proprietary information, and to a lesser degree, personal data and personal information, in the operation of our business. This information includes trade secrets, intellectual property, employee data, and other confidential data. We have taken measures to protect our own sensitive and proprietary information, personal data and personal information, as well as such information that we otherwise obtain, including from our customers. We also engage vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and proprietary information, personal data and personal information. Our vendors and service providers have been and, in the future may be, the targets of cyberattacks, malicious software, supply chain attacks, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information.

Security breaches and other security incidents that affect us may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our vendors or service providers’ systems and networks have not been breached or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. In addition, our customers and users may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data, including information about their software, source code, and security environment, stored within our products. As we continue to expand the products that we can offer our customers, including through the acquisition of complementary businesses, such as our acquisition of Vdoo in 2021, and through internal development, such as developing new security services, our products could have access to more sensitive information of our customers, which could result in greater adverse effects from security breaches and other security incidents. Also, our expansion into new services and products could subject us to additional regulations. In addition, we are subject to other laws and regulations that obligate us to employ reasonable security measures. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Certain vulnerabilities under certain circumstances could be exploited if our customers do not patch vulnerable versions of the product. In the future, we also may experience security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, malwares or similar breaches or disruptions. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents.

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

We may be more susceptible to security breaches and other security incidents in view of many of our employees and employees of our service providers working remotely, because we and our service providers have less capability to implement, monitor and enforce our information security and data protection policies for those employees. Based on the examples set in other recent incidents, the more widespread our platform and products become, the more they may be viewed by malicious cyber threat actors as an attractive target for such an attack. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures. In the past, we have experienced vulnerabilities, none of which led to account takeover and all such known vulnerabilities have been remedied.

A security breach or other incident could result in reputational damage, litigation, regulatory investigations and orders, loss of business, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees and other monetary payments for remediation, including in connection with forensic examinations and costly and burdensome breach notification requirements. Any belief by customers or others that a security breach or other incident has affected us or any of our vendors or service providers, even if a security breach or other incident has not affected us or any of our vendors or service providers or has not actually occurred, could have any or all of the foregoing impacts on us, including damage to our reputation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to gain new customers and retain existing customers. In the event of any such breach or incident, we could be required to expend significant capital and other resources to address our or our vendor or service provider’s incident. Considering the SolarWinds Orion incident and the Kaseya VSA incident, if our products were compromised in a way that offered a means of malicious access or delivery of ransomware or other malicious software to our customers, the impact of such an incident would likely be significant.

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

Risks Related to Foreign Operations

Our international operations and expansion expose us to risks.

Our primary research and development operations are located in Israel. As of December 31, 2023, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of December 31, 2023, we had employees located primarily in nine countries. Our current international operations involve, and future initiatives will involve, a variety of risks, including:

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
•
exposure to many stringent and potentially inconsistent laws and regulations relating to privacy, data protection, AI, and data security, particularly in the European Union;
•
changes in a specific country’s or region’s political or economic conditions, such as the war between Israel and Hamas and the war between Russia and Ukraine and the associated geopolitical tensions and regional instability, as well as economic sanctions the U.S. and other countries have imposed on Russia and certain of its allies and the impact of the foregoing on the global economy;
•
risks resulting from changes in currency exchange rates, in particular, fluctuations in the value of the NIS compared to the U.S. dollar;
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
•
A relatively uncertain legal system;
•
Application of and limitations related to the DSL and PIPL regulations over processing of data and personal data within China as well as cross-border data transfers and other activities outside of China; and

•
Instability related to continued economic, political and social reform.

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

We are subject to various governmental export controls, trade sanctions, and import laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

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

While we take precautions and maintain procedures to prevent our products and solutions from being exported in violation of these laws, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. We are currently working to enhance these procedures, with which failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our products are widely distributed throughout the world and are available for download without registration. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties.

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

As of December 31, 2023, we had net operating loss carryforwards of $138.8 million in Israel and U.S. state net operating loss carryforwards of $51.5 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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
•
general economic conditions, the recent global economic downturn and slow or negative growth of our markets; and
•
other events or factors, including those resulting from war, including the war between Israel and Hamas, incidents of terrorism or responses to these events.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned approximately 18% of our ordinary shares outstanding as of December 31, 2023. As a result, these shareholders, acting together, will have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

We have never declared or paid any cash dividends on our shares. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our ordinary shares in the foreseeable future. Consequently, investors who purchase our ordinary shares may be unable to realize a gain on their investment except by selling such shares after price appreciation, which may never occur.

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

Risks Related to Our Incorporation and Location in Israel

While JFrog’s operation runs smoothly with most of our go-to-market and support services outside of Israel (mainly in the U.S., India and France), given the conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, it is possible that our operations could be adversely affected over time, which could lead to a decrease in revenues.

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

Certain of our employees and consultants in Israel have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts. Such employees may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations.

Certain countries, companies and organizations participate in a boycott of Israeli companies. In addition, there have been increased efforts recently to cause companies and consumers to boycott Israeli goods and services. Any boycott, restrictive laws, policies or practices directed towards Israel, Israeli businesses or Israeli citizens could, individually or in the aggregate, have a material adverse effect on our business.

It may be difficult to enforce a U.S. judgment against us, our officers and directors in Israel or the United States, or to assert U.S. securities laws claims in Israel or serve process on our officers and directors.

Not all of our directors or officers are residents of the United States. Most of our assets and those of our non-U.S. directors and officers are located outside the United States. Service of process upon us or our non-U.S. resident directors and officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel, that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws against us or our non-U.S. officers or directors, reasoning that Israel is not the most appropriate forum to hear such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact by expert witnesses which can be a time-consuming and costly process. Certain matters of procedure may also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our non-U.S. officers and directors.

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

Your rights and responsibilities as our shareholder are governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations.

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

As a public company listed in the United States, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations.

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

As a result of disclosure of information in our filings with the SEC, our business and financial condition are visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs and significant management oversight. For example, since our IPO, we have implemented additional policies and procedures associated with the financial statement close process and implemented a system to supplement our core accounting system as part of our control environment. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, financial compliance and audit costs, make some activities more difficult, time-consuming and costly, and increase demand on our personnel, systems and resources.

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

The war between Israel and Hamas, the war between Russia and Ukraine, and other areas of geopolitical tension around the world continue to impact worldwide economic activity and financial markets. As a result of the war between Israel and Hamas, the war between Russia and Ukraine, and related global economic disruptions, we could experience disruptions in our business or the business of our partners, customers, or the economy as a whole, any of which could adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

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

As of the date of this Annual Report on Form 10-K, the full impact of the war between Israel and Hamas, the war between Russia and Ukraine, and related global economic disruptions on our financial condition and results of operations remains uncertain. Furthermore, because of our subscription-based business model, the impact of these factors may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares. Significant items subject to such estimates and assumptions include, but are not limited to, the allocation of transaction price among various performance obligations, the estimated benefit period of deferred contract acquisition costs, the allowance for credit losses, the fair value of acquired intangible assets and goodwill, the useful lives of acquired intangible assets and property and equipment, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets and uncertain tax positions.

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

Policy changes implemented by the Biden administration could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to trade agreements, immigration policy, import and export regulations, tariffs and customs duties, federal and state tax laws and regulations, public company reporting requirements, and antitrust enforcement. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operations and financial condition could be materially and adversely affected in the future.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our information security program is managed by our Chief Security Officer and VP of Security Engineering (“CSO”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, technologies, and processes. Our CSO’s primary responsibility includes assessing, monitoring, and managing our cybersecurity risks. With over 24 years of experience in the field of cybersecurity, our CSO brings a wealth of experience to her role. Her background includes extensive experience as an enterprise CSO, and she is well recognized within the industry. Her in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. In partnership with our Chief Information Officer (“CIO”) who leads our Governance Risk and Compliance (“GRC”) function, our CSO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee security training program.

The CSO works to stay informed about relevant developments in cybersecurity, including potential threats and innovative risk management techniques. The CSO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and advanced compliance systems to identify potential vulnerabilities and mitigate them. The CSO collaborates closely with various key departments within the company – including the office of our Chief Technology Officer (“CTO”), Engineering, IT, DevOps, Support, and Production – to implement our Vulnerability Management Remediation Plan. This collaboration is aligned with industry standards of the Software Development Life Cycle, underscoring our commitment to maintaining robust security protocols across all phases of our operations.

We have developed and maintain a robust cybersecurity incident response plan, led by the CSO. JFrog’s cybersecurity incident response team has a comprehensive strategy and policies in place for managing security incidents. Along with swift threat classification, containment, and eradication, the strategy includes notification procedures to promptly inform and support stakeholders in accordance with applicable data breach notification laws. Incident analysis is carried out to understand root causes and drive continuous improvement.

Our information security controls and practices are certified against globally recognized standards: ISO 27001, ISO 27701, ISO 27017, SOC 2 Type II. We are also aligned to cybersecurity practices and controls recommended by the National Institute of Standards and Technology (NIST), part of the U.S. Department of Commerce.

Our third-party vendor risk management program addresses third party vendors with access to our systems or data, or processing data on our behalf, and includes a risk-based approach and security assessments throughout the third-party life-cycle, from onboarding to termination, as well as through contractual controls and technological controls to monitor the vendors posture. This program is designed to oversee and identify risks from cybersecurity threats associated with its use of any third-party service providers.

Training and Awareness

Our employees undertake cybersecurity and data privacy training during onboarding and the majority of our employees complete annual refresher modules. JFrog also maintains a secure-code training program for developers and quarterly phishing simulation to improve our employees' awareness and resilience. Employees who do not meet our performance expectations in such simulations are required to undergo additional training.

Engagement with Third-Parties on Risk Management

Given the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, helping our cybersecurity strategies and processes remain consistent with applicable generally adopted industry best practices. Our collaboration with these third parties includes regular audits, threat assessments and penetration testing; consultation on security enhancements; bug bounty program for identifying security weaknesses in our products and services; designing partnership with third party vendors; using our inhouse security tools as customers; and global incident response experts for potential critical cybersecurity events.

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For more detailed information about the cybersecurity risks we face, please see Item 1A, “Risk Factors,” in this annual report on Form 10-K, including Risks Related to Privacy, Data Protection and Cybersecurity: “A breach of our security measures or unauthorized access to proprietary and confidential data, or a perception that any security breach or other incident has occurred, may result in our platform or products being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.”

Governance

Our Board of Directors has established robust oversight mechanisms to support effective governance in managing risks associated with cybersecurity threats. All of our Board members have experience in the tech industry. Data protection under their guidance and oversight remains a strategic priority at the highest levels of our organization. The Audit Committee is responsible for oversight of our information security program and is consulted with at least twice a year by management. Our VP of Internal Audit leads an annual internal audit plan, and its status and internal audit findings are reported to the Audit Committee on a quarterly basis. Our cybersecurity strategies and initiatives are refined by the continuous dialogue and the rich insight of our Board members.

Our CTO who is also a Board member, has established the CSO Office at JFrog. Our CTO and CSO have extensive experience assessing and managing cybersecurity programs and cybersecurity risks, and they work closely to define the initiatives of our cybersecurity program, the CSO organization structure and cyber business continuity plan planning. Our CTO is updated regularly on the status of our cybersecurity program. This allows us to address emerging threats and make informed decisions in real-time and to protect our systems on a timely basis. Over the past two decades, our CIO has held various positions in information technology and information security, including as CIO in two public companies, managing and controlling cybersecurity long-term programs and risks. Governance, Risks and Compliance (GRC) is managed by the CIO team, while cross-GRC activities are managed by the team, in alignment with the CSO.

Risk assessments are periodically conducted by our VP of Internal Audit. Internal audits are conducted and reported to the Audit Committee on a quarterly basis.

Item 2. Properties

We are co-headquartered in Sunnyvale, California and in Netanya, Israel. We lease approximately 49,000 square feet of office space in Sunnyvale under leases expiring through 2026, and approximately 52,000 square feet of office space in Netanya under a lease expiring in 2026.

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

Holders of Record

As of February 9, 2024, we had 57 holders of record of our Ordinary Shares. The actual number of holders is greater than this number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The graph below compares the cumulative total stockholder return on our ordinary share from September 16, 2020 (the date our ordinary share commenced trading on the Nasdaq) through December 31, 2023 with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Composite Index and the S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our ordinary share.

Comparison of Cumulative Total Returns
$190
$170
$150
$130
$110
$90
$70
$50
$30
9/16/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
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

The following section generally discusses our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in Part II, Item 7 of our 2022 Annual Report on Form 10‐K, filed with the SEC on February 9, 2023.

Overview

JFrog’s vision is to power a world of continuously updated, secure, trusted software – we call this Liquid Software.

We provide an end-to-end, hybrid, universal Software Supply Chain Platform that enables organizations to continuously and securely create and deliver software updates across any system. This platform is the critical bridge between software development and deployment of that software, paving the way for modern software supply chain management and software release processes. We enable organizations to build and release software faster and more securely while empowering developers, security teams and machine learning operation teams to be more efficient. As of December 31, 2023, we had a global customer base of approximately 7,400 organizations across all industries and sizes, including approximately 83% of Fortune 100 organizations, increasing from approximately 7,200 organizations as of December 31, 2022. All of the top 10 technology organizations, 9 of the top 10 financial services organizations, 9 of the top 10 retail organizations, 9 of the top 10 healthcare organizations, and all of the top 6 telecommunications organizations in the Fortune 500 have adopted the JFrog platform, embarking on their journey towards Liquid Software. For the year ended December 31, 2023, our 10 largest customers represented approximately 7% of our total revenue and no single customer accounted for more than 1% of our total revenue. For the year ended December 31, 2023, 38% of our revenue was generated from customers outside of the United States.

We have designed our subscription structure and go-to-market strategy to align our growth with the success of our customers. Our business model benefits from our ability to serve the needs of all customers, from individual software developers, security teams, and IT operators to the largest organizations, in a value-oriented manner.

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 34% of our total revenue for the year ended December 31, 2023, compared to 28% for the year ended December 31, 2022.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 46% of our total revenue for the year ended December 31, 2023, compared to approximately 38% for the year ended December 31, 2022. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

We have an unwavering commitment to the software developer, security teams, and IT operator communities, and show this commitment by offering varying forms of free access to our products in addition to the paid subscriptions described above. This free access takes the form of free trials and open source software, and helps generate demand for our paid offerings within the software developer, security and IT operator communities.

We generated revenue of $349.9 million and $280.0 million for the years ended December 31, 2023 and 2022, respectively, representing year-over-year growth rate of 25%. We continued to invest in our business and had net loss of $61.3 million and $90.2 million for the years ended December 31, 2023 and 2022, respectively.

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

Although we are domiciled in Israel, we are a global, cloud-based company, with operations spanning numerous countries with redundant infrastructure and code located outside of Israel. We maintain a comprehensive business continuity plan and have taken the necessary steps in line with such plan, in an effort to ensure that our operations and service to our customers remain consistent, in light of certain employees drafted as reservists in the war between Hamas and Israel. Our business continuity plan is structured around three pillars and was activated on October 7, 2023, hours after the attack on Israel. The first pillar is our internal plan focused on the safety of our employees in Israel and maintaining internal communication channels. The second pillar revolves around technology to support continuity of our services, security, cyber defense, and research and development. The third pillar is dedicated to our external-facing activities to promote continuity of customer engagements, support and external communication. As of the date of this Annual Report on Form 10-K, there has been no major interruption or material adverse impact on our operating results. We will continue to monitor the situation as it progresses.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of December 31, 2023 and 2022, our net dollar retention rate was 119% and 128%, respectively. We expect our net dollar retention rate to stabilize around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of December 31, 2023, 886 of our customers had ARR of $100,000 or more, increasing from 736 customers as of December 31, 2022. We had 37 customers with ARR of at least $1.0 million as of December 31, 2023, increasing from 19 customers as of December 31, 2022.

Acquiring New Customers

We believe there is a significant opportunity to grow the number of customers that use our platform. As of December 31, 2023, approximately 32% of the Forbes Global 2000 were our customers. Our results of operations and growth prospects will depend in part on our ability to attract new customers. To date, we have primarily relied on our self-service and inbound sales model to attract new customers. Prospective customers can evaluate and adopt our products through our free trials and open source software options. The costs associated with providing these free trials and open source software options are included in sales and marketing. While we believe we have a significant market opportunity that our platform addresses, we will need to continue to invest in customer support, sales and marketing, and research and development in order to address this opportunity.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$74,155	$21,425	$27,902
Less: purchases of property and equipment	(1,982)	(4,328)	(4,228)
Free cash flow	$72,173	$17,097	$23,674
Net cash used in investing activities	$(53,476)	$(53,338)	$(125,545)
Net cash provided by financing activities	$18,371	$11,027	$1,444

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

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related expenses, share-based compensation expenses, sales commissions primarily associated with our sales and marketing organizations, public cloud infrastructure costs associated with our free trials and open source software options, and costs associated with marketing programs and user events. Marketing programs include advertising, promotional events, and brand-building activities. We plan to increase our investment in sales and marketing over the foreseeable future, as we continue to hire additional personnel and invest in sales and marketing programs.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$330,193	$261,452	$190,046
License—self-managed	19,693	18,588	16,637
Total subscription revenue	349,886	280,040	206,683
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	76,244	61,407	41,023
License—self-managed(2)	799	880	800
Total cost of revenue—subscription	77,043	62,287	41,823
Gross profit	272,843	217,753	164,860
Operating expenses:
Research and development(1)(3)	134,584	121,225	79,604
Sales and marketing(1)(2)(3)(4)	150,675	130,812	96,962
General and administrative(1)(3)(4)	63,132	55,556	56,663
Total operating expenses	348,391	307,593	233,229
Operating loss	(75,548)	(89,840)	(68,369)
Interest and other income, net	21,032	5,094	744
Loss before income taxes	(54,516)	(84,746)	(67,625)
Income tax expense (benefit)	6,740	5,438	(3,422)
Net loss	$(61,256)	$(90,184)	$(64,203)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$9,784	$6,991	$4,027
Research and development	32,689	24,664	14,572
Sales and marketing	30,338	22,753	15,256
General and administrative	22,360	14,253	23,094
Total share-based compensation expense	$95,171	$68,661	$56,949

(2) Includes amortization expense of acquired intangible assets as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$9,546	$9,543	$4,147
Cost of revenue: license—self-managed	799	880	800
Sales and marketing	1,431	1,145	952
Total amortization expense of acquired intangible assets	$11,776	$11,568	$5,899

(3) Includes acquisition-related costs as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$20	$25	$16
Research and development	7,301	9,610	5,489
Sales and marketing	125	762	463
General and administrative	161	315	1,006
Total acquisition-related costs	$7,607	$10,712	$6,974

(4) Includes legal settlement costs as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Sales and marketing	$—	$—	$2,550
General and administrative	—	216	203
Total legal settlement costs	$—	$216	$2,753

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription—self-managed and SaaS	94%	93%	92%
License—self-managed	6	7	8
Total subscription revenue	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	22	22	20
License—self-managed	—	—	—
Total cost of revenue—subscription	22	22	20
Gross profit	78	78	80
Operating expenses:
Research and development	39	43	39
Sales and marketing	43	47	47
General and administrative	18	20	27
Total operating expenses	100	110	113
Operating loss	(22)	(32)	(33)
Interest and other income, net	6	2	—
Loss before income taxes	(16)	(30)	(33)
Income tax expense (benefit)	2	2	(2)
Net loss	(18)%	(32)%	(31)%

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$330,193	$261,452	$68,741	26%
License—self-managed	19,693	18,588	1,105	6
Total subscription revenue	$349,886	$280,040	$69,846	25%

The increase in total subscription revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 consisted of approximately $64.5 million growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$76,244	$61,407	$14,837	24%
License—self-managed	799	880	(81)	(9)
Total cost of revenue—subscription	$77,043	$62,287	$14,756	24%
Gross margin	78%	78%

Total cost of revenue increased for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to an increase of $9.1 million in third-party hosting costs primarily driven by increased revenue from SaaS subscriptions, an increase of $2.8 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $1.8 million in personnel-related expenses mainly as a result of increased headcount.

Gross margin remained consistent for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Operating Expenses

Research and Development

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$134,584	$121,225	$13,359	11%

Research and development expense increased for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to an increase of $8.0 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $4.8 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.8 million in costs of development environments and tools, partially offset by a decrease of $2.1 million in compensation expense associated with holdback and retention arrangements from our acquisitions in 2021.

Sales and Marketing

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$150,675	$130,812	$19,863	15%

Sales and marketing expense increased for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to an increase of $7.6 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $5.9 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $5.6 million in commissions mainly from amortization of deferred contract acquisition costs.

General and Administrative

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$63,132	$55,556	$7,576	14%

General and administrative expense increased for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to an increase of $8.1 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below and an increase of $1.6 million in personnel-related expenses mainly as a result of increased headcount, partially offset by a decrease of $1.9 million in professional fees for recruiting, accounting and other services.

Share-based Compensation Expense

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$9,784	$6,991	$2,793	40%
Research and development	32,689	24,664	8,025	33
Sales and marketing	30,338	22,753	7,585	33
General and administrative	22,360	14,253	8,107	57
Total share-based compensation expense	$95,171	$68,661	$26,510	39%

The increase in share-based compensation expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to grants to new and existing employees.

Interest and Other Income, Net

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$21,032	$5,094	$15,938	313%

Interest and other income, net increased for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to higher interest income as a result of higher interest rates on our deposits and marketable securities.

Income Tax Expense

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$6,740	$5,438	$1,302	24%
Effective income tax rate	(12)%	(6)%

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

As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $545.0 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$74,155	$21,425
Net cash used in investing activities	$(53,476)	$(53,338)
Net cash provided by financing activities	$18,371	$11,027

Operating Activities

Net cash provided by operating activities of $74.2 million for the year ended December 31, 2023 was primarily related to our net loss of $61.3 million, adjusted for non-cash charges of $112.1 million, including share-based compensation expense of $95.2 million and depreciation and amortization of $15.3 million, and changes in our operating assets and liabilities of $23.3 million. The changes in operating assets and liabilities were primarily related to an increase of $38.4 million in deferred revenue and an increase of $10.7 million in accrued expense and other liabilities mainly due to higher accrued compensation and benefits, partially offset by an increase of $14.1 million in accounts receivable, an increase of $7.8 million in net deferred contract acquisition costs, and a decrease of $7.7 million in operating lease liabilities primarily as a result of payments. The increases in deferred revenue, accounts receivable, and deferred contract acquisition costs were driven by higher sales.

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

Investing Activities

Net cash used in investing activities of $53.5 million for the year ended December 31, 2023 consisted primarily of net purchase of short-term investments of $51.5 million.

Net cash used in investing activities of $53.3 million for the year ended December 31, 2022 consisted primarily of net purchase of short-term investments of $48.5 million and capital expenditure of $4.3 million.

Financing Activities

Net cash provided by financing activities of $18.4 million for the year ended December 31, 2023 consisted primarily of proceeds from exercise of share options of $10.0 million and proceeds from employee share purchases under our ESPP of $6.7 million.

Net cash provided by financing activities of $11.0 million for the year ended December 31, 2022 consisted primarily of proceeds from exercise of share options of $5.9 million and proceeds from employee share purchases under our ESPP of $5.2 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2023:

		Payments Due by Period
	Total	Short-term	Long-term
	(in thousands)
Operating lease obligations	$23,383	$8,895	$14,488
Purchase obligations	32,687	16,346	16,341
Total	$56,070	$25,241	$30,829

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Purchase obligations represent our commitments primarily for hosting services, software products and services under contracts of 12 months or longer. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We believe we will have sufficient liquidity from our operations to fulfill the commitments.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods. We believe our judgments and estimates associated with the determination of standalone selling price for each performance obligation in revenue recognition and accounting for income taxes, which we discuss further below, could have a material impact on our consolidated financial statements.

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

Income taxes

We are subject to income taxes in Israel, the U.S., and other foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. We evaluate uncertain tax positions on a quarterly basis, based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues.

Significant judgment is also required in determining any valuation allowance against deferred tax assets. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, we consider all available evidence, including projected future taxable income, tax planning strategies, and past operating results. In the event that we change our determination, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the years ended December 31, 2023, 2022, and 2021, respectively.

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

As of December 31, 2023, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% adverse change in current exchange rates would not have materially affected our cash, cash equivalents, restricted cash, and short-term investment balances as of December 31, 2023.

Interest Rate Risk

As of December 31, 2023, we had cash and cash equivalents of $84.8 million, and short-term investments of $460.2 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of December 31, 2023.

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

Item 8. Financial Statements and Supplementary Data

JFROG LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of JFrog Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JFrog Ltd. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2024, expressed an unqualified opinion thereon.

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

As discussed in Note 3 to the consolidated financial statements, the Company recognized Self-managed subscription revenue and Self-managed license revenue of $210.9 million and $19.7 million, respectively, for the year ended December 31, 2023. In establishing Standalone Selling Price ("SSP") for its Self-managed subscription and Self-managed license performance obligations the Company maximizes the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, the Company utilizes available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs or uses the expected cost-plus margin approach to estimate the price the Company would charge if the products and services were sold separately. The Company allocates the transaction price of Self-managed transactions to each performance obligation on a relative SSP basis.

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

A Member of Ernst & Young Global

We have served as the Company’s auditor since 2010.

Tel-Aviv, Israel

February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of JFrog Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited JFrog Ltd.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JFrog Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel-Aviv, Israel

February 15, 2024

JFROG LTD.

Consolidated Balance SheetS

(in thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$84,765	$45,595
Short-term investments	460,245	397,605
Accounts receivable, net	76,437	62,117
Deferred contract acquisition costs	11,378	8,102
Prepaid expenses and other current assets	12,976	18,603
Total current assets	645,801	532,022
Property and equipment, net	6,663	8,021
Deferred contract acquisition costs, noncurrent	18,032	13,501
Operating lease right-of-use assets	22,427	24,602
Intangible assets, net	25,768	37,544
Goodwill	247,955	247,955
Other assets, noncurrent	5,910	7,576
Total assets	$972,556	$871,221
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,970	$14,867
Accrued expenses and other current liabilities	35,815	28,848
Operating lease liabilities	8,272	7,132
Deferred revenue	201,118	158,725
Total current liabilities	262,175	209,572
Deferred revenue, noncurrent	12,987	16,990
Operating lease liabilities, noncurrent	13,954	16,829
Other liabilities, noncurrent	4,317	3,057
Total liabilities	293,433	246,448
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; and 106,114,892 and 100,907,857 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	297	283
Additional paid-in capital	968,245	856,438
Accumulated other comprehensive income (loss)	1,013	(2,772)
Accumulated deficit	(290,432)	(229,176)
Total shareholders’ equity	679,123	624,773
Total liabilities and shareholders’ equity	$972,556	$871,221

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription—self-managed and SaaS	$330,193	$261,452	$190,046
License—self-managed	19,693	18,588	16,637
Total subscription revenue	349,886	280,040	206,683
Cost of revenue:
Subscription—self-managed and SaaS	76,244	61,407	41,023
License—self-managed	799	880	800
Total cost of revenue—subscription	77,043	62,287	41,823
Gross profit	272,843	217,753	164,860
Operating expenses:
Research and development	134,584	121,225	79,604
Sales and marketing	150,675	130,812	96,962
General and administrative	63,132	55,556	56,663
Total operating expenses	348,391	307,593	233,229
Operating loss	(75,548)	(89,840)	(68,369)
Interest and other income, net	21,032	5,094	744
Loss before income taxes	(54,516)	(84,746)	(67,625)
Income tax expense (benefit)	6,740	5,438	(3,422)
Net loss	$(61,256)	$(90,184)	$(64,203)

Net loss per share, basic and diluted	$(0.59)	$(0.91)	$(0.68)
Weighted-average shares used in computing net loss per share, basic and diluted	103,317,759	99,243,894	94,783,082

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2023	2022	2021

Net loss	$(61,256)	$(90,184)	$(64,203)
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale marketable securities, net of tax	1,570	(1,430)	(195)
Net change in unrealized gains (losses) on derivative instruments, net of tax	2,215	(1,953)	434
Other comprehensive income (loss), net of tax	3,785	(3,383)	239
Comprehensive loss	$(57,471)	$(93,567)	$(63,964)

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	92,112,447	$257	$628,054	$372	$(74,789)	$553,894
Issuance of ordinary shares upon exercise of share options	2,538,063	7	6,830	—	—	6,837
Issuance of ordinary shares upon release of restricted share units	643,980	2	(2)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	94,638	—	3,092	—	—	3,092
Issuance of ordinary shares related to business combination	1,922,912	6	81,767	—	—	81,773
Share-based compensation expense	—	—	56,949	—	—	56,949
Other comprehensive income, net of tax	—	—	—	239	—	239
Net loss	—	—	—	—	(64,203)	(64,203)
Balance as of December 31, 2021	97,312,040	272	776,690	611	(138,992)	638,581
Issuance of ordinary shares upon exercise of share options	2,142,019	6	5,916	—	—	5,922
Issuance of ordinary shares upon release of restricted share units	1,088,655	4	(4)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	261,494	1	5,175	—	—	5,176
Issuance of ordinary shares related to business combination	103,649	—	—	—	—	—
Share-based compensation expense	—	—	68,661	—	—	68,661
Other comprehensive loss, net of tax	—	—	—	(3,383)	—	(3,383)
Net loss	—	—	—	—	(90,184)	(90,184)
Balance as of December 31, 2022	100,907,857	283	856,438	(2,772)	(229,176)	624,773
Issuance of ordinary shares upon exercise of share options	1,899,722	5	9,980	—	—	9,985
Issuance of ordinary shares upon release of restricted share units	2,882,729	8	(8)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	369,118	1	6,664	—	—	6,665
Issuance of ordinary shares related to business combination	55,466	—	—	—	—	—
Share-based compensation expense	—	—	95,171	—	—	95,171
Other comprehensive income, net of tax	—	—	—	3,785	—	3,785
Net loss	—	—	—	—	(61,256)	(61,256)
Balance as of December 31, 2023	106,114,892	$297	$968,245	$1,013	$(290,432)	$679,123

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

Consolidated StatementS of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(61,256)	$(90,184)	$(64,203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,303	14,655	8,746
Share-based compensation expense	95,171	68,661	56,949
Non-cash operating lease expense	8,457	7,357	6,108
Net amortization of premium or discount on investments	(6,405)	2,354	5,522
Losses (gains) on foreign exchange	(421)	1,799	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(14,109)	(11,186)	(12,810)
Prepaid expenses and other assets	2,162	9,286	(17,715)
Deferred contract acquisition costs	(7,807)	(7,212)	(6,195)
Accounts payable	1,705	4,102	504
Accrued expenses and other liabilities	10,681	2,242	13,089
Operating lease liabilities	(7,716)	(9,058)	(5,051)
Deferred revenue	38,390	28,609	42,958
Net cash provided by operating activities	74,155	21,425	27,902
Cash flows from investing activities:
Purchases of short-term investments	(392,406)	(411,242)	(266,319)
Maturities and sales of short-term investments	340,912	362,711	341,354
Purchases of property and equipment	(1,982)	(4,328)	(4,228)
Payments for business combinations, net of cash acquired	—	(179)	(195,752)
Purchases of intangible asset	—	(300)	(600)
Net cash used in investing activities	(53,476)	(53,338)	(125,545)
Cash flows from financing activities:
Proceeds from exercise of share options	9,985	5,922	6,837
Proceeds from employee share purchase plan	6,665	5,176	3,092
Proceeds from employee equity transactions, net of payments to tax authorities	1,721	(71)	(8,485)
Net cash provided by financing activities	18,371	11,027	1,444
Effect of exchange rate changes on cash, cash equivalents and restricted cash	120	(2,047)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	39,170	(22,933)	(96,199)
Cash, cash equivalents, and restricted cash—beginning of period	45,607	68,540	164,739
Cash, cash equivalents, and restricted cash—end of period	$84,777	$45,607	$68,540
Supplemental disclosure of cash flow information:
Income tax payments (refunds)	$4,998	$(1,709)	$153
Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment during the period included in accounts payable	$187	$91	$509
Reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$84,765	$45,595	$68,284
Restricted cash included in prepaid expenses and other current assets	12	12	13
Restricted cash included in other assets, noncurrent	—	—	243
Total cash, cash equivalents, and restricted cash	$84,777	$45,607	$68,540

The accompanying notes are an integral part of these consolidated financial statements.

JFrog Ltd.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

JFrog Ltd. (together with its subsidiaries, “JFrog”, or the “Company”) was incorporated under the laws of the State of Israel in 2008. JFrog provides an end-to-end, hybrid, universal Software Supply Chain Platform that enables organizations to continuously and securely create and deliver software updates across any system. This platform is the critical bridge between software development and deployment of that software, paving the way for modern software supply chain management and software release processes. The Company enables organizations to build and release software faster and more securely while empowering developers, security teams and Machine Learning Operations teams to be more efficient. The Company’s solutions are designed to run on-premise, in public or private clouds, or in hybrid environments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of JFrog Ltd. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, the allocation of transaction price among various performance obligations, the estimated benefit period of deferred contract acquisition costs, the allowance for credit losses, the fair value of acquired intangible assets and goodwill, the useful lives of acquired intangible assets and property and equipment, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

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

As of December 31, 2023 and 2022, no single customer represented 10% or more of accounts receivable. No single customer accounted for more than 10% of total revenue for the periods presented.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash in banks and highly liquid investments with an original maturity of three months or less at the date of purchase. The Company maintains certain cash amounts restricted as to its withdrawal or use. The Company’s restricted cash primarily consists of bank deposits collateralizing the Company’s credit cards and operating leases.

Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. Bank deposits are time deposits with an original maturity of more than three months but less than one year from the date of investment. Bank deposits are presented at cost with accrued interest.

Marketable securities consist of fixed-income debt securities with maturity of greater than three months at the date of purchase. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including those with maturities beyond 12 months, as current assets in the Consolidated Balance Sheets. The Company carries these securities at fair value and records unrealized gains and losses, net of taxes, in accumulated other comprehensive income (“AOCI”) as a component of shareholders’ equity (deficit), except for changes in allowance for expected credit losses, which is recorded in interest and other income, net. Gains and losses are determined using the specific identification method and recognized when realized in the Consolidated Statements of Operations.

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

Financial instruments consist of cash equivalents, restricted cash, short-term investments, accounts receivables, derivative financial instruments, accounts payables, and accrued liabilities. Cash equivalents, marketable securities, derivative financial instruments, and restricted cash are stated at fair value on a recurring basis. Bank deposits, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and amounts for which revenue has been recognized but not invoiced, net of allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and the amount of any receivables in dispute. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The allowance of credit losses was not material for the periods presented.

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

Cost to Obtain a Contract

The Company capitalizes sales commissions and associated payroll taxes paid to sales personnel and commissions paid to channel partners that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the Consolidated Balance Sheets. The Company determines whether costs should be deferred based on its sales compensation plans and channel partner programs and if the commissions are incremental and would not have occurred absent the customer contract.

Sales commissions for the renewal of a contract are not considered commensurate with the sales commissions paid for the acquisition of the initial contract given a substantive difference in commission rates in proportion to their respective contract values, and thus are amortized over the contractual term of the renewals. Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of four years, determined by taking into consideration the estimated customer life and the technological life of the Company’s software and other factors. Amortization of sales commissions are consistent with the pattern of revenue recognition of each performance obligation and are included primarily in sales and marketing expense in the Consolidated Statements of Operations.

The Company expenses costs to obtain a contract with a customer as incurred when the amortization period would have been one year or less.

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

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company combines its lease payments and fixed payments for non-lease components and account for them together as a single lease component. Operating lease ROU assets also include any prepaid lease payments. Certain lease agreements include rental payments adjusted periodically for the consumer price index (“CPI”). The ROU and lease liability were calculated using the initial CPI and will not be subsequently adjusted. Payments for variable lease costs are expensed as incurred and not included in the operating lease ROU assets and liabilities. For short-term leases with a term of 12 months or less, operating lease ROU assets and liabilities are not recognized and the Company records lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

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

3. Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring products or delivery of services to the customer. Payment terms and conditions vary by contract type, although terms generally include a requirement to pay within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services, not to receive financing from its customers or to provide customers with financing. The Company has elected to apply the practical expedient such that it does not evaluate payment terms of one year or less for the existence of a significant financing component. Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities (for example, sales tax and other indirect taxes). The Company does not offer right of refund in its contracts.

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

Advertising Costs

Advertising costs are expensed as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs amounted to $10.6 million, $8.6 million, and $5.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in sales and marketing expense in the Consolidated Statements of Operations.

Share-Based Compensation

Share-based compensation related to share options and share purchase rights granted under the Company’s employee share purchase plan is measured at the grant date based on the fair value of awards, using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying ordinary shares, the expected term of the award, the expected volatility of the price of the Company’s ordinary shares, risk-free interest rates, and the expected dividend yield of ordinary shares. The Company measures the grant date fair value of its restricted share units (“RSU”) based on the closing market price of the ordinary share on the date of grant. For share-based awards with only service-based vesting conditions, the compensation expense is recognized on a straight-line basis over the requisite service period. For performance-based RSUs with market conditions, the Company uses Monte Carlo simulation model to determine the fair value and recognizes expense using the accelerated attribution method over the requisite service period. Forfeitures are accounted for as they occur instead of estimating the number of awards expected to be forfeited.

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

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $22.1 million, $5.9 million, and $1.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. Foreign exchange gains (losses) were not material for all periods presented.

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

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	December 31,
	2023	2022
	(in thousands)
United States	$8,566	$11,569
Israel	15,888	17,887
India	4,054	2,246
Rest of world	582	931
Total long-lived assets	$29,090	$32,633

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. In addition, it provides new segment disclosure requirements for entities with a single reportable segment. The guidance will be effective for the Company for annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid.

The guidance will be effective for the Company for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact on its financial statement disclosures.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Year Ended December 31,
	2023		2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$230,560	66%	$200,390	72%	$157,035	76%
Subscription	210,867	60	181,802	65	140,398	68
License	19,693	6	18,588	7	16,637	8
SaaS	119,326	34	79,650	28	49,648	24
Total subscription revenue	$349,886	100%	$280,040	100%	$206,683	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Year Ended December 31,
	2023		2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$215,605	62%	$176,334	63%	$129,503	63%
Israel	9,332	3	6,893	2	4,543	2
Rest of world	124,949	35	96,813	35	72,637	35
Total subscription revenue	$349,886	100%	$280,040	100%	$206,683	100%

Contract Balances

Of the $175.7 million, $147.1 million and $102.8 million of deferred revenue recorded as of December 31, 2022, 2021 and 2020, respectively, the Company recognized $158.3 million, $129.1 million and $83.8 million as revenue during the years ended December 31, 2023, 2022, and 2021, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $259.8 million, which consists of billed considerations of $214.1 million and unbilled considerations of $45.7 million, that the Company expects to recognize as revenue. As of December 31, 2023, the Company expects to recognize 84% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $10.2 million, $7.2 million, and $4.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of December 31, 2023 and 2022, bank deposits were $81.1 million and $96.0 million, respectively.

Marketable securities consisted of the following:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$2,455	$—	$(21)	$2,434
Commercial paper	8,927	—	(6)	8,921
Corporate debt securities	162,515	234	(302)	162,447
Municipal securities	22,263	9	(36)	22,236
Government and agency debt	183,093	252	(250)	183,095
Total marketable securities	$379,253	$495	$(615)	$379,133

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$2,204	$—	$(51)	$2,153
Commercial paper	38,164	2	(137)	38,029
Corporate debt securities	137,191	41	(859)	136,373
Municipal securities	38,543	23	(222)	38,344
Government and agency debt	87,149	7	(484)	86,672
Total marketable securities	$303,251	$73	$(1,753)	$301,571

The following table summarizes the Company’s marketable securities by contractual maturities:

December 31, 2023
(in thousands)
Due in 1 year or less	$273,273
Due in 1 year through 2 years	105,860
Total	$379,133

The following table presents fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Certificates of deposit	$250	$—	$2,175	$(21)	$2,425	$(21)
Commercial paper	8,921	(6)	—	—	8,921	(6)
Corporate debt securities	77,023	(177)	25,156	(125)	102,179	(302)
Municipal securities	7,071	(6)	4,215	(30)	11,286	(36)
Government and agency debt	99,236	(181)	8,972	(69)	108,208	(250)
Total	$192,501	$(370)	$40,518	$(245)	$233,019	$(615)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Certificates of deposit	$2,153	$(51)	$—	$—	$2,153	$(51)
Commercial paper	31,838	(137)	—	—	$31,838	$(137)
Corporate debt securities	123,540	(859)	—	—	$123,540	$(859)
Municipal securities	25,336	(222)	—	—	$25,336	$(222)
Government and agency debt	71,781	(484)	—	—	$71,781	$(484)
Total	$254,648	$(1,753)	$—	$—	$254,648	$(1,753)

As of December 31, 2023 and 2022, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 13, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of AOCI during the periods presented.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2023
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$40,646	$40,646	$—
Government and agency debt	5,498	—	$5,498
Cash equivalents	46,144	40,646	5,498
Certificates of deposit	2,434	—	2,434
Commercial paper	8,921	—	8,921
Corporate debt securities	162,447	—	162,447
Municipal securities	22,236	—	22,236
Government and agency debt	183,095	—	183,095
Marketable securities	379,133	—	379,133
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	1,189	—	1,189
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	235	—	235
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$426,713	$40,646	$386,067
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$52	$—	$52
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	5	—	5
Total financial liabilities	$57	$—	$57

	December 31, 2022
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$9,562	$9,562	$—
Cash equivalents	9,562	9,562	—
Certificates of deposit	2,153	—	2,153
Commercial paper	38,029	—	38,029
Corporate debt securities	136,373	—	136,373
Municipal securities	38,344	—	38,344
Government and agency debt	86,672	—	86,672
Marketable securities	301,571	—	301,571
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	20	—	20
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	21	—	21
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$311,186	$9,562	$301,624
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$1,098	$—	$1,098
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	379	—	379
Total financial liabilities	$1,477	$—	$1,477

As of December 31, 2023 and 2022, the Company did not have any assets or liabilities valued based on Level 3 valuations.

6. Derivative Financial Instruments and Hedging

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	December 31,
	2023	2022
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$46,331	$42,854
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	18,903	17,555
Total derivative instruments	$65,234	$60,409

Effect of Foreign Currency Contracts on the Consolidated Statements of Operations

The gains (losses) on foreign currency contracts were presented on the Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments
	December 31,			December 31,
	2023	2022	2021	2023	2022	2021
Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$(359)	$(314)	$74	$—	$—	$—
Research and development	(2,982)	(2,660)	504	—	—	—
Sales and marketing	(693)	(540)	120	—	—	—
General and administrative	(798)	(650)	166	—	—	—
Interest and other income, net	—	8	8	(593)	(527)	345
Total gains (losses) recognized in earnings	$(4,832)	$(4,156)	$872	$(593)	$(527)	$345

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 13, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of December 31, 2023 are expected to be recognized as operating expenses in the same financial statement line item in the Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Computer and software	$9,030	$8,330
Furniture and office equipment	3,135	2,802
Leasehold improvements	6,069	5,748
Property and equipment, gross	18,234	16,880
Less: accumulated depreciation and amortization	(11,571)	(8,859)
Property and equipment, net	$6,663	$8,021

Depreciation and amortization expense were $3.5 million, $3.1 million, and $2.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Accrued compensation and benefits	$25,166	$20,892
Accrued expenses	10,649	7,956
Accrued expenses and other current liabilities	$35,815	$28,848

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

The total purchase consideration transferred for the Vdoo acquisition was $299.5 million, comprised of $217.7 million in cash and $81.8 million for the fair value of 1,823,266 shares of the Company’s ordinary shares issued. In addition to the purchase consideration and pursuant to holdback agreements with certain Vdoo employees, the Company transferred $13.2 million in cash and committed to issue 110,932 shares of the Company’s ordinary shares, which were released to these employees one to two years from the acquisition date, subject to their continued service. The Company also agreed to pay up to a $10.0 million retention bonus to Vdoo continuing employees in three annual installments following the acquisition date. The payouts or vesting of the holdback and the retention considerations are subject to continued employment, and therefore recognized as compensation expense over the requisite service period. In addition, pursuant to the purchase agreement, on July 19, 2021, the Company issued approximately $30.0 million of RSUs to Vdoo employees in accordance with the terms of the Company’s equity incentive plan, which would vest and be expensed over an approximately 4-year service period.

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

Year Ended December 31, 2021
(in thousands)
Revenue	$207,824
Net loss	$89,939

Upswift Ltd.

In August 2021, the Company completed the acquisition of Upswift Ltd., a privately-held company providing device management platform for total consideration of $9.5 million, net of cash acquired. Of the purchase consideration, $4.3 million was attributed to identified intangible assets, $5.8 million to goodwill, and $0.6 million to net liabilities assumed.

9. Goodwill and Intangible Assets, Net

Goodwill

The following table represents the changes to goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2021	$247,776
Purchase price adjustment	179
Balance as of December 31, 2022 and 2023	$247,955

Intangible Assets, Net

Intangible assets consisted of the following as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(27,779)	$22,568	2.3
Customer relationships	5,541	(2,786)	2,755	3.1
Other intangible assets	1,132	(687)	445	0.9
Total	$57,020	$(31,252)	$25,768

Intangible assets consisted of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(17,434)	$32,913	3.3
Customer relationships	5,541	(1,840)	3,701	4.1
Other intangible assets	1,132	(202)	930	1.9
Total	$57,020	$(19,476)	$37,544

Amortization expenses for intangible assets were $11.8 million, $11.6 million and $5.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The expected future amortization expenses by year related to the intangible assets as of December 31, 2023 are as follows:

December 31, 2023
(in thousands)
Year Ending December 31,
2024	$11,034
2025	9,110
2026	5,241
2027	383
Total	$25,768

10. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through March 2028.

Components of operating lease expense were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease cost	$9,144	$7,682
Short-term lease cost	571	527
Variable lease cost	398	377
Total operating lease cost	$10,113	$8,586

Supplementary cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2023	2022
Cash paid for operating leases	$8,453	$7,546
ROU assets obtained in exchange for new operating lease liabilities	$2,867	$3,567
Adjustment to ROU assets upon modification of existing lease	$3,415	$2,393

As of December 31, 2023, the weighted-average discount rate is 3.3% and the weighted-average remaining term is 2.9 years. Maturities of the Company’s operating lease liabilities as of December 31, 2023 were as follows:

December 31, 2023
(in thousands)
Year Ending December 31,
2024	$8,895
2025	7,988
2026	4,716
2027	1,628
2028	156
Total operating lease payments	23,383
Less: imputed interest	(1,157)
Total operating lease liabilities	$22,226

11. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of December 31, 2023, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

December 31, 2023
(in thousands)
Year Ending December 31,
2024	$16,346
2025	16,233
2026	108
Total	$32,687

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

Former Company sales employees (the “Former Employees”), on behalf of themselves and other non-exempt sales employees, alleged the violation of various wage and hour laws and have sought to recover unpaid wages, statutory penalties, civil penalties, liquidated damages, and attorney’s fees pursuant to certain California and federal laws. The Company denies the allegations. The Company and Former Employees settled the dispute amicably through arbitration for approximately $2.6 million in September 2022. Subsequently, all settlement payments were distributed. The Company had previously accrued a sufficient amount for the estimated settlement in its sales and marketing expenses in the fourth quarter of 2021.

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

The Company has the following ordinary shares reserved for future issuance:

December 31, 2023
Outstanding share options	5,110,390
Outstanding RSUs	10,006,997
Shares available for future issuance under the 2020 Plan	14,214,984
Shares available for future issuance under ESPP	4,281,665
Total ordinary shares reserved	33,614,036

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

The 2020 Plan provides for the grant of share options, ordinary shares, restricted shares, restricted share units and other share-based awards. The maximum number of ordinary shares available for issuance under the 2020 Plan is equal to the sum of (i) 9,100,000 ordinary shares plus, (ii) the number of ordinary shares remaining available for issuance under the 2011 Plan as of the date it was replaced, and (iii) the number of ordinary shares that become available under the 2011 Plan as a result of expiration, forfeiture, cancellation, or settlement in cash, with the maximum number of shares to be added to the 2020 Plan pursuant to the 2011 Plan equal to 15,309,367 shares. In addition, the number of shares available for issuance under the Company’s 2020 Plan also includes an annual increase on January 1 of each year beginning on January 1, 2021 and ending on and including January 1, 2030, in an amount equal to the least of (i) 9,100,000 ordinary shares, (ii) five percent (5%) of the total number of ordinary shares outstanding as of the last day of the immediately preceding calendar year on a fully diluted basis, or (iii) such number of shares determined by the Company’s board of directors. The contractual term for each award granted under the 2020 Plan will be 10 years. Effective January 1, 2023, the number of ordinary shares authorized for issuance under the 2020 Plan automatically increased by 5,819,265 shares.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2022	7,205,324	$7.88	5.4	$101,334
Exercised	(1,899,722)	$5.31		$38,903
Forfeited	(195,212)	$17.04
Balance as of December 31, 2023	5,110,390	$8.49	4.1	$134,171
Exercisable as of December 31, 2023	4,434,819	$7.07	3.8	$122,537

The total intrinsic value of option exercised during the years ended December 31, 2022 and 2021 was $44.8 million and $118.7 million, respectively.

Restricted Share Units

A summary of RSU activity under the Company's equity incentive plan is as follows, including performance-based RSUs with market condition:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	7,981,147	$26.90
Granted	6,605,426	$25.38
Vested	(2,882,729)	$27.15
Forfeited	(1,696,847)	$26.35
Unvested as of December 31, 2023	10,006,997	$25.91

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2022 and 2021 was $21.40 and $45.97, respectively. The total fair value of RSUs, as of their respective release dates, was $75.2 million, $22.9 million, and $23.4 million during the years ended December 31, 2023, 2022, and 2021, respectively.

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

Effective January 1, 2023, the number of ordinary shares authorized for issuance under the ESPP automatically increased by 1,009,633 shares.

The Black-Scholes assumptions used to value the purchase rights granted under the ESPP on the first day of the offering period are as follows:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	0.5	0.5	0.5
Expected volatility	44.4% - 55.1%	51.7% - 58.5%	56.9% - 64.8%
Risk-free interest rate	5.20% - 5.47%	0.16% - 3.3%	0.1%
Expected dividend yield	0.0%	0.0%	0.0%

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Consolidated Statements of Operations is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$9,784	$6,991	$4,027
Research and development	32,689	24,664	14,572
Sales and marketing	30,338	22,753	15,256
General and administrative	22,360	14,253	23,094
Total share-based compensation expense	$95,171	$68,661	$56,949

As of December 31, 2023, unrecognized share-based compensation cost related to unvested share-based compensation awards was $241.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2021	$(264)	$875	$611
Other comprehensive loss before reclassifications	(1,428)	(6,109)	(7,537)
Net realized losses (gains) reclassified from AOCI	(2)	4,156	4,154
Other comprehensive loss	(1,430)	(1,953)	(3,383)
Balance as of December 31, 2022	(1,694)	(1,078)	(2,772)
Other comprehensive income (loss) before reclassifications	1,414	(2,617)	(1,203)
Net realized losses reclassified from AOCI	156	4,832	4,988
Other comprehensive income	1,570	2,215	3,785
Balance as of December 31, 2023	$(124)	$1,137	$1,013

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

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

The components of the net loss before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Israel	$(73,560)	$(99,434)	$(38,900)
Foreign	19,044	14,688	(28,725)
Total	$(54,516)	$(84,746)	$(67,625)

Income tax expense (benefit) was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Israel	$—	$—	$(369)
Foreign	5,753	3,967	549
Total current income tax expense	5,753	3,967	180
Deferred:
Israel	—	—	(371)
Foreign	987	1,471	(3,231)
Total deferred income tax expense (benefit)	987	1,471	(3,602)
Income tax expense (benefit)	$6,740	$5,438	$(3,422)

A reconciliation of the Company’s statutory income tax rate to effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Theoretical income tax benefit	23%	23%	23%
PTE	(15)	(13)	(5)
Foreign tax rate differentials	2	3	1
Share-based compensation	(2)	(6)	(4)
Change in valuation allowance	(16)	(13)	(6)
Unrecognized tax benefits	(1)	—	(3)
Acquisition costs	(1)	(1)	(1)
Other	(2)	1	—
Total	(12)%	(6)%	5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table presents the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,070	$16,336
Research and development expenses	7,843	8,669
Accruals and reserves	971	1,580
Share-based compensation	13,024	7,436
Deferred revenue	2,403	2,217
Operating lease liabilities	1,602	2,406
Gross deferred tax assets	45,913	38,644
Valuation allowance	(31,585)	(22,690)
Total deferred tax assets	14,328	15,954
Deferred tax liabilities:
Intangible assets	(2,997)	(4,297)
Deferred contract acquisition costs	(5,089)	(3,917)
Operating lease ROU assets	(1,563)	(2,236)
Share-based compensation	(947)	(632)
Property and equipment	(155)	(318)
Gross deferred tax liabilities	(10,751)	(11,400)
Net deferred tax assets	$3,577	$4,554

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset certain deferred tax assets at December 31, 2023 and 2022 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2023, 2022, and 2021 was an increase of $8.9 million, $10.1 million and $4.7 million, respectively.

As of December 31, 2023, the Company had $138.8 million in net operating loss carryforwards in Israel, which can be carried forward indefinitely.

As of December 31, 2023, the U.S. subsidiary had state net operating loss carryforwards of $51.5 million available to offset future taxable income, which will expire between 2034 and 2043, if not utilized. The U.S. subsidiary had an immaterial federal net operating loss carryforward as of December 31, 2023.

As of December 31, 2023, certain foreign subsidiaries of the Company had undistributed earnings of $6.7 million, which were designated as indefinitely reinvested. If these earnings were repatriated to Israel, it would be subject to income taxes and to an adjustment for foreign tax credits and foreign withholding taxes. The Company has estimated the amount of unrecognized deferred tax liability related to these earnings to be approximately $0.6 million.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(in thousands)
Balance - December 31, 2020	$2,738
Increase related to prior years’ tax positions	86
Decrease related to prior years’ tax positions	(2)
Increase related to current year’s tax positions	2,039
Decrease related to settlements with tax authorities	(446)
Decrease due to lapse of statutes of limitations	(19)
Balance - December 31, 2021	4,396
Increase related to prior years’ tax positions	289
Increase related to current year’s tax positions	176
Decrease due to lapse of statutes of limitations	(38)
Balance - December 31, 2022	4,823
Increase related to prior years’ tax positions	149
Decrease related to prior years’ tax positions	(24)
Increase related to current year’s tax positions	464
Decrease due to lapse of statutes of limitations	(13)
Balance - December 31, 2023	$5,399

As of December 31, 2023, the total amount of gross unrecognized tax benefits was $5.4 million, of which, $3.9 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, accrued interest and penalties related to uncertain tax positions were immaterial.

The Company has net operating losses from prior tax periods which may be subjected to examination in future periods. As of December 31, 2023, the Company’s tax years after 2019 are open to examination in Israel. Its U.S. subsidiary’s tax filings for tax years after 2019 are open to examinations by U.S. federal tax authorities and tax years after 2018 are open to examinations by U.S. state tax authorities. In addition, the U.S. federal tax returns were settled through 2018 except for any adjustments which might be made as a result of the carryback of net operating losses. The Company currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.

15. Employee Benefit Plans

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of participating employee contributions to the plan up to 6% of the employee’s eligible compensation. During the years ended December 31, 2023, 2022, and 2021, the Company recorded $1.6 million, $1.4 million and $1.1 million, respectively, of expenses related to the 401(k) plan.

Israeli Severance Pay

Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The Company has elected to include its employees in Israel under Section 14 of the Severance Pay Law, under which these employees are entitled only to monthly deposits made in their name with insurance companies, at a rate of 8.33% of their monthly salary. These payments release the Company from any future obligation under the Israeli Severance Pay Law to make severance payments in respect of those employees; therefore, any liability for severance pay due to these employees, and the deposits under Section 14 are not recorded as an asset in the Consolidated Balance Sheets. During the years ended December 31, 2023, 2022, and 2021, the Company recorded $6.2 million, $5.5 million, and $3.6 million, respectively, in severance expenses related to these employees.

16. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(61,256)	$(90,184)	$(64,203)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	103,317,759	99,243,894	94,783,082
Net loss per share, basic and diluted	$(0.59)	$(0.91)	$(0.68)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended December 31,
	2023	2022	2021
Outstanding share options	6,264,883	8,268,711	11,229,241
Unvested RSUs	9,298,748	6,223,077	2,331,607
Share purchase rights under the ESPP	155,276	101,787	79,450
Issuable ordinary shares related to business combination	27,505	104,715	140,385
Total	15,746,412	14,698,290	13,780,683

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Kost Forer Gabbay & Kasierer, an independent registered public accounting firm and a member of Ernst & Young Global, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, the following director, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

On November 7, 2023, Ms. Elisa Steele, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,957 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 7, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 annual general meeting of shareholders (the “Proxy Statement”), and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association of JFrog Ltd.	S-1/A	333-248271	3.2	September 8, 2020
4.1	Specimen share certificate of the Registrant.	S-1/A	333-248271	4.1	September 8, 2020
4.2	Description of Share Capital.	10-K	001-39492	4.2	February 12, 2021
10.1+	Form of Indemnification Agreement.	S-1	333-248271	10.1	August 24, 2020
10.2+	2020 Share Incentive Plan and related form agreements	S-1/A	333-248271	10.3	September 8, 2020
10.2A+	Forms of Restricted Share Unit Grant and Award Agreement under the Registrant’s 2020 Share Incentive Plan.	10-K	001-39492	10.2A+	February 9, 2023
10.3+	2020 Employee Share Purchase Plan.	S-1/A	333-248271	10.4	September 8, 2020
10.4+	Compensation Policy for Executive Officers and Directors.	S-1	333-248271	10.5	August 24, 2020
10.5+	Non-Employee Director Compensation Policy.	S-1/A	333-248271	10.6	September 8, 2020
10.6+	Form of Change in Control and Severance Agreement between the Registrant and Shlomi Ben Haim.	S-1/A	333-248271	10.7	September 8, 2020
10.7+	Form of Confirmatory Employment Letter between the Registrant and Jacob Shulman.	S-1	333-248271	10.7	August 24, 2020
10.8+	Form of Employment Agreement between the Registrant and Yoav Landman.	S-1/A	333-248271	10.9	September 8, 2020
10.9+	Form of Confirmatory Employment Letter between the Registrant and Tali Notman.	S-1	333-248271	10.9	August 24, 2020
10.10+	Form of Confirmatory Employment Letter between the Registrant and Shlomi Ben Haim.	S-1	333-248271	10.10	August 24, 2020
10.11+	Form of Director Offer Letter	S-1	333-248271	10.11	August 24, 2020
10.12+	Form of Restricted Share Unit Award Agreement between the Registrant and Shlomi Ben Haim.	S-1	333-248271	10.12	August 24, 2020
10.13+	Form of Executive Officer Change in Control and Severance Agreement (US).	S-1/A	333-248271	10.14	September 8, 2020
10.14+	Form of Employment Agreement between the Registrant and Frederic Simon.	S-1/A	333-248271	10.15	September 8, 2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.15	Sublease between the Registrant and Baidu USA LLC, dated as of August 12, 2020.	S-1	333-248271	10.17	August 24, 2020
10.16#	Share Purchase Agreement by and between the Registrant and Vdoo Connected Trust Ltd., dated June 29, 2021.	10-Q	001-39492	10.1	August 6, 2021
10.17+	Form of Confirmatory Employment Letter between the Registrant and Ed Grabscheid
10.18+	Equity Side Letter between the Registrant and Ed Grabscheid
10.19+	Consulting Services Agreement between the Registrant and Jacob Shulman, dated December 16, 2023
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: February 15, 2024	By:	/s/Shlomi Ben Haim
Name: Shlomi Ben Haim
Title: Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Shlomi Ben Haim and Eduard Grabscheid, and each of them, as his or her true and lawful attorney in fact and agents, with full power of substitution and resubstituting, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shlomi Ben Haim Shlomi Ben Haim	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2024

/s/ Eduard Grabscheid Eduard Grabscheid	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 15, 2024

/s/ Yoav Landman Yoav Landman	Director	February 15, 2024

/s/ Yossi Sela Yossi Sela	Director	February 15, 2024

/s/ Jessica Neal Jessica Neal	Director	February 15, 2024

/s/ Frederic Simon Frederic Simon	Director	February 15, 2024

/s/ Elisa Steel Elisa Steele	Director	February 15, 2024

/s/ Andy Vitus Andy Vitus	Director	February 15, 2024

/s/ Yvonne Wassenaar	Director	February 15, 2024
Yvonne Wassenaar

/s/ Barry Zwarenstein Barry Zwarenstein	Director	February 15, 2024

AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the undersigned as the duly authorized representative in the United States of the Registrant in Sunnyvale, California, on February 15, 2024.

JFrog, Inc.

By:	/s/ Shlomi Ben Haim
Shlomi Ben Haim
Chief Executive Officer and Secretary