Form 10-Q
period 2024-03-31
JFrog Ltd
filed 2024-05-10
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 108,420,032 ordinary shares, NIS 0.01 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$71,385	$84,765
Short-term investments	508,229	460,245
Accounts receivable, net	66,570	76,437
Deferred contract acquisition costs	11,869	11,378
Prepaid expenses and other current assets	17,569	12,976
Total current assets	675,622	645,801
Property and equipment, net	6,473	6,663
Deferred contract acquisition costs, noncurrent	17,727	18,032
Operating lease right-of-use assets	20,323	22,427
Intangible assets, net	22,879	25,768
Goodwill	247,955	247,955
Other assets, noncurrent	6,101	5,910
Total assets	$997,080	$972,556
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,247	$16,970
Accrued expenses and other current liabilities	39,597	35,815
Operating lease liabilities	8,135	8,272
Deferred revenue	198,240	201,118
Total current liabilities	260,219	262,175
Deferred revenue, noncurrent	12,972	12,987
Operating lease liabilities, noncurrent	11,705	13,954
Other liabilities, noncurrent	4,382	4,317
Total liabilities	289,278	293,433
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 108,338,295 and 106,114,892 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	303	297
Additional paid-in capital	1,006,865	968,245
Accumulated other comprehensive income (loss)	(144)	1,013
Accumulated deficit	(299,222)	(290,432)
Total shareholders’ equity	707,802	679,123
Total liabilities and shareholders’ equity	$997,080	$972,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription—self-managed and SaaS	$95,406	$74,543
License—self-managed	4,905	5,277
Total subscription revenue	100,311	79,820
Cost of revenue:
Subscription—self-managed and SaaS	20,459	18,203
License—self-managed	145	218
Total cost of revenue—subscription	20,604	18,421
Gross profit	79,707	61,399
Operating expenses:
Research and development	35,832	34,886
Sales and marketing	43,571	35,486
General and administrative	16,940	14,240
Total operating expenses	96,343	84,612
Operating loss	(16,636)	(23,213)
Interest and other income, net	7,087	3,992
Loss before income taxes	(9,549)	(19,221)
Income tax expense (benefit)	(759)	1,588
Net loss	$(8,790)	$(20,809)

Net loss per share, basic and diluted	$(0.08)	$(0.21)
Weighted-average shares used in computing net loss per share, basic and diluted	107,025,351	101,260,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(8,790)	$(20,809)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale marketable securities, net of tax	(431)	572
Net change in unrealized losses on derivative instruments, net of tax	(726)	(173)
Other comprehensive income (loss), net of tax	(1,157)	399
Comprehensive loss	$(9,947)	$(20,410)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2024
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	106,114,892	$297	$968,245	$1,013	$(290,432)	$679,123
Issuance of ordinary shares upon exercise of share options	1,280,624	4	6,842	—	—	6,846
Issuance of ordinary shares upon release of restricted share units	764,873	2	(2)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	177,906	—	4,494	—	—	4,494
Share-based compensation expense	—	—	27,286	—	—	27,286
Other comprehensive loss, net of tax	—	—	—	(1,157)	—	(1,157)
Net loss	—	—	—	—	(8,790)	(8,790)
Balance as of March 31, 2024	108,338,295	$303	$1,006,865	$(144)	$(299,222)	$707,802

	Three Months Ended March 31, 2023
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	100,907,857	$283	$856,438	$(2,772)	$(229,176)	$624,773
Issuance of ordinary shares upon exercise of share options	351,794	1	1,155	—	—	1,156
Issuance of ordinary shares upon release of restricted share units	371,504	1	(1)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	207,388	1	3,498	—	—	3,499
Share-based compensation expense	—	—	19,912	—	—	19,912
Other comprehensive income, net of tax	—	—	—	399	—	399
Net loss	—	—	—	—	(20,809)	(20,809)
Balance as of March 31, 2023	101,838,543	$286	$881,002	$(2,373)	$(249,985)	$628,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,790)	$(20,809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,799	3,847
Share-based compensation expense	27,286	19,912
Non-cash operating lease expense	2,104	2,022
Net amortization of premium or discount on investments	(2,008)	(1,288)
Losses (gains) on foreign exchange	253	(367)
Changes in operating assets and liabilities:
Accounts receivable	9,781	(838)
Prepaid expenses and other assets	(4,032)	(3,114)
Deferred contract acquisition costs	(186)	(793)
Accounts payable	(2,516)	(1,086)
Accrued expenses and other liabilities	(3,213)	410
Operating lease liabilities	(2,116)	(1,737)
Deferred revenue	(2,893)	2,712
Net cash provided by (used in) operating activities	17,469	(1,129)
Cash flows from investing activities:
Purchases of short-term investments	(164,703)	(123,216)
Maturities and sales of short-term investments	118,623	114,326
Purchases of property and equipment	(841)	(266)
Net cash used in investing activities	(46,921)	(9,156)
Cash flows from financing activities:
Proceeds from exercise of share options	6,846	1,156
Proceeds from employee share purchase plan	4,494	3,499
Proceeds from employee equity transactions, net of payments to tax authorities	5,255	297
Net cash provided by financing activities	16,595	4,952
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(523)	84
Net decrease in cash, cash equivalents, and restricted cash	(13,380)	(5,249)
Cash, cash equivalents, and restricted cash—beginning of period	84,777	45,607
Cash, cash equivalents, and restricted cash—end of period	$71,397	$40,358
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$71,385	$40,346
Restricted cash included in prepaid expenses and other current assets	12	12
Total cash, cash equivalents, and restricted cash	$71,397	$40,358

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

The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2024 and the Company’s consolidated results of operations, shareholders’ equity, and cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the three months ended March 31, 2024.

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $7.1 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively. Foreign exchange gains (losses) were not material for the periods presented.

Geographical Information

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	March 31, 2024	December 31, 2023
	(in thousands)
United States	$7,856	$8,566
Israel	14,768	15,888
India	3,701	4,054
Rest of world	471	582
Total long-lived assets	$26,796	$29,090

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

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$63,390	63%	$54,780	69%
Subscription	58,485	58	49,503	62
License	4,905	5	5,277	7
SaaS	36,921	37	25,040	31
Total subscription revenue	$100,311	100%	$79,820	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$60,658	60%	$49,539	62%
Israel	2,933	3	2,043	3
Rest of world	36,720	37	28,238	35
Total subscription revenue	$100,311	100%	$79,820	100%

Contract Balances

Of the $214.1 million and $175.7 million of deferred revenue recorded as of December 31, 2023 and 2022, respectively, the Company recognized $83.7 million and $63.5 million as revenue during the three months ended March 31, 2024 and 2023, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product and service revenue not yet delivered. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $261.7 million, which consists of billed considerations of $211.2 million and unbilled considerations of $50.5 million, that the Company expects to recognize as revenue. As of March 31, 2024, the Company expects to recognize 82% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $3.1 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of March 31, 2024 and December 31, 2023, bank deposits were $106.7 million and $81.1 million, respectively.

Marketable securities consist of the following:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$2,467	$—	$(11)	$2,456
Commercial paper	4,147	—	(3)	4,144
Corporate debt securities	161,396	95	(261)	161,230
Municipal securities	17,722	1	(49)	17,674
Government and agency debt	216,403	57	(429)	216,031
Total marketable securities	402,135	153	(753)	401,535

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$2,455	$—	$(21)	$2,434
Commercial paper	8,927	—	(6)	8,921
Corporate debt securities	162,515	234	(302)	162,447
Municipal securities	22,263	9	(36)	22,236
Government and agency debt	183,093	252	(250)	183,095
Total marketable securities	$379,253	$495	$(615)	$379,133

The following table summarizes the Company’s marketable securities by contractual maturities:

March 31, 2024
(in thousands)
Due in 1 year or less	$254,895
Due in 1 year through 2 years	146,640
Total	$401,535

The following tables present fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	March 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Certificates of deposit	$250	$(1)	$2,206	$(10)	$2,456	$(11)
Commercial paper	4,144	(3)	—	—	4,144	(3)
Corporate debt securities	102,475	(218)	14,347	(43)	116,822	(261)
Municipal securities	11,814	(30)	4,576	(19)	16,390	(49)
Government and agency debt	147,125	(366)	18,669	(63)	165,794	(429)
Total	$265,808	$(618)	$39,798	$(135)	$305,606	$(753)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Certificates of deposit	$250	$—	$2,175	$(21)	$2,425	$(21)
Commercial paper	8,921	(6)	—	—	8,921	(6)
Corporate debt securities	77,023	(177)	25,156	(125)	102,179	(302)
Municipal securities	7,071	(6)	4,215	(30)	11,286	(36)
Government and agency debt	99,236	(181)	8,972	(69)	108,208	(250)
Total	$192,501	$(370)	$40,518	$(245)	$233,019	$(615)

As of March 31, 2024 and December 31, 2023, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2024
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$32,037	$32,037	$—
Cash equivalents	32,037	32,037	—
Certificates of deposit	2,456	—	2,456
Commercial paper	4,144	—	4,144
Corporate debt securities	161,230	—	161,230
Municipal securities	17,674	—	17,674
Government and agency debt	216,031	—	216,031
Marketable securities	401,535	—	401,535
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	666	—	666
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	35	—	35
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$434,285	$32,037	$402,248
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$255	$—	$255
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	447	—	447
Total financial liabilities	$702	$—	$702

	December 31, 2023
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$40,646	$40,646	$—
Government and agency debt	5,498	—	5,498
Cash equivalents	46,144	40,646	5,498
Certificates of deposit	2,434	—	2,434
Commercial paper	8,921	—	8,921
Corporate debt securities	162,447	—	162,447
Municipal securities	22,236	—	22,236
Government and agency debt	183,095	—	183,095
Marketable securities	379,133	—	379,133
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	1,189	—	1,189
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	235	—	235
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$426,713	$40,646	$386,067
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$52	$—	$52
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	5	—	5
Total financial liabilities	$57	$—	$57

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its restricted cash, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of March 31, 2024 and December 31, 2023, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$57,022	$46,331
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	19,520	18,903
Total derivative instruments	$76,542	$65,234

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

The gains (losses) on foreign currency contracts were presented on the Condensed Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$20	$(87)	$—	$—
Research and development	187	(688)	—	—
Sales and marketing	46	(152)	—	—
General and administrative	51	(181)	—	—
Interest and other income, net	—	—	(223)	(405)
Total gains (losses) recognized in earnings	$304	$(1,108)	$(223)	$(405)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of March 31, 2024 are expected to be recognized as operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Computer and software	$9,655	$9,030
Furniture and office equipment	3,188	3,135
Leasehold improvements	6,112	6,069
Property and equipment, gross	18,955	18,234
Less: accumulated depreciation and amortization	(12,482)	(11,571)
Property and equipment, net	$6,473	$6,663

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued compensation and benefits	$22,724	$25,166
Accrued expenses	16,873	10,649
Accrued expenses and other current liabilities	$39,597	$35,815

8. Intangible Assets, Net

Intangible assets consisted of the following as of March 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(30,310)	$20,037	2.1
Customer relationships	5,541	(3,023)	2,518	2.9
Other intangible assets	1,132	(808)	324	0.7
Total	$57,020	$(34,141)	$22,879

Intangible assets consisted of the following as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(27,779)	$22,568	2.3
Customer relationships	5,541	(2,786)	2,755	3.1
Other intangible assets	1,132	(687)	445	0.9
Total	$57,020	$(31,252)	$25,768

Amortization expenses for intangible assets were $2.9 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively.

The expected future amortization expenses by year related to the intangible assets as of March 31, 2024 are as follows:

March 31, 2024
(in thousands)
Year Ending December 31,
2024 (Remainder)	$8,145
2025	9,110
2026	5,241
2027	383
Total	$22,879

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through March 2028.

Components of operating lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating lease cost	$2,275	$2,181
Short-term lease cost	176	112
Variable lease cost	103	96
Total operating lease cost	$2,554	$2,389

Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash paid for operating leases	$2,288	$1,896
ROU assets obtained in exchange for new operating lease liabilities	$—	$2,867

As of March 31, 2024, the weighted-average discount rate is 2.7% and the weighted-average remaining term is 3.4 years. Maturities of the Company’s operating lease liabilities as of March 31, 2024 were as follows:

March 31, 2024
(in thousands)
Year Ending December 31,
2024 (Remainder)	$6,518
2025	7,884
2026	4,649
2027	1,616
2028	156
Total operating lease payments	20,823
Less: imputed interest	(983)
Total operating lease liabilities	$19,840

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of March 31, 2024, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

March 31, 2024
(in thousands)
Year Ending December 31,
2024 (Remainder)	$4,996
2025	16,980
2026	2,600
2027	25
2028	25
Total	$24,626

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

11. Shareholders’ Equity and Equity Incentive Plans

Equity Incentive Plans

Effective January 1, 2024, the number of ordinary shares authorized for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) automatically increased by 6,070,667 shares pursuant to the terms of the 2020 Plan.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2023	5,110,390	$8.49	4.1	$134,171
Exercised	(1,280,624)	$5.27		$46,905
Forfeited	(9,900)	$12.61
Balance as of March 31, 2024	3,819,866	$9.57	4.5	$132,808
Exercisable as of March 31, 2024	3,294,042	$8.11	4.3	$119,216

Restricted Share Units

A summary of restricted share units (“RSU”) activity under the Company’s equity incentive plan and related information is as follows, including performance-based RSUs with a market condition:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	10,006,997	$25.91
Granted	777,826	$35.67
Vested	(764,873)	$25.52
Forfeited	(239,450)	$25.37
Unvested as of March 31, 2024	9,780,500	$26.75

The total release date fair value of RSUs was $34.1 million during the three months ended March 31, 2024.

Employee Share Purchase Plan

Effective January 1, 2024, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 1,061,148 shares pursuant to the terms of ESPP.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

March 31, 2024
Outstanding share options	3,819,866
Outstanding RSUs	9,780,500
Shares available for future issuance under the 2020 Plan	19,757,175
Shares available for future issuance under ESPP	5,164,907
Total ordinary shares reserved	38,522,448

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Condensed Consolidated Statements of Operations is summarized as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$3,092	$2,196
Research and development	9,667	7,172
Sales and marketing	9,813	6,473
General and administrative	4,714	4,071
Total share-based compensation expense	$27,286	$19,912

As of March 31, 2024, unrecognized share-based compensation cost related to unvested share-based compensation awards was $237.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2023	$(124)	$1,137	$1,013
Other comprehensive loss before reclassifications	(428)	(422)	(850)
Net realized gains reclassified from AOCI	(3)	(304)	(307)
Other comprehensive loss	(431)	(726)	(1,157)
Balance as of March 31, 2024	$(555)	$411	$(144)

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2022	$(1,694)	$(1,078)	$(2,772)
Other comprehensive income (loss) before reclassifications	411	(1,281)	(870)
Net realized losses reclassified from AOCI	161	1,108	1,269
Other comprehensive income (loss)	572	(173)	399
Balance as of March 31, 2023	$(1,122)	$(1,251)	$(2,373)

13. Income Taxes

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, as well as non-deductible expenses, such as share-based compensation, and changes in its valuation allowance. Income tax expense (benefit) was $(0.8) million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. The income tax expense (benefit) for the periods consisted primarily of income taxes related to the Company’s operations in the United States.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during three months ended March 31, 2024, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Gross unrecognized tax benefits were $5.4 million as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(8,790)	$(20,809)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	107,025,351	101,260,549
Net loss per share, basic and diluted	$(0.08)	$(0.21)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2024	2023
Outstanding share options	4,543,485	7,025,265
Unvested RSUs	10,073,530	8,052,284
Share purchase rights under the ESPP	160,553	197,335
Issuable ordinary shares related to business combination	—	55,466
Total	14,777,568	15,330,350

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024, or our Annual Report. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and under Part I, Item IA in our Annual Report.

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 37% of our total revenue for the three months ended March 31, 2024, compared to 31% for the three months ended March 31, 2023.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 49% of our total revenue for the three months ended March 31, 2024, compared to approximately 44% for the three months ended March 31, 2023. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

We have an unwavering commitment to the software developer, security team, and IT operator communities, and show this commitment by offering varying forms of free access to our products in addition to the paid subscriptions described above. This free access takes the form of free trials and open source software, and helps generate demand for our paid offerings within the software developer, security and IT operator communities.

We generated revenue of $100.3 million and $79.8 million for the three months ended March 31, 2024 and 2023, respectively, representing 26% growth. We have continued to invest in our business and had a net loss of $8.8 million and $20.8 million for the three months ended March 31, 2024 and 2023, respectively.

Israel-Hamas War

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against these terrorist organizations. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and most recently with Iran. It is possible that these hostilities will escalate in the future into a greater regional conflict, and that additional terrorist organizations and countries will actively join the hostilities.

Although we are domiciled in Israel, we are a global, cloud-based company, with operations spanning numerous countries with redundant infrastructure and code located outside of Israel. We have activated and maintained a comprehensive three-pillar business continuity plan and have taken the necessary steps in line with such plan, in an effort to ensure that our operations and service to our customers remain consistent. The first pillar is our internal plan focused on the safety of our employees in Israel and maintaining internal communication channels. The second pillar revolves around technology to support continuity of our services, security, cyber defense, and research and development. The third pillar is dedicated to our external-facing activities to promote continuity of customer engagements, support and external communication. While certain of our employees and consultants have been called into military service, there has been no major interruption or material adverse impact on our operating result as of the date of this Quarterly Report on Form 10-Q. We will continue to monitor the situation as it progresses.

Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Extending Our Technology Leadership

We intend to continue to enhance our end-to-end, hybrid, universal Software Supply Chain Platform by developing new products and expanding the functionality of existing products to maintain our technology leadership.

We invest heavily in integrating our products with the major package technologies so that our products can be easily adopted in any development environment. We believe that these integrations increase the value of our platform to our customers, as they provide freedom of choice for software developers, security teams, and IT operators and help avoid vendor lock-in. We intend to expend additional resources in the future to continue introducing new products, features, and functionality.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of March 31, 2024 and 2023, our net dollar retention rate was 118% and 124%, respectively. We expect our net dollar retention rate to stabilize around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of March 31, 2024, 911 of our customers had ARR of $100,000 or more, increasing from 886 customers as of December 31, 2023. We had 40 customers with ARR of at least $1.0 million as of March 31, 2024, increasing from 37 customers as of December 31, 2023.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$17,469	$(1,129)
Less: purchases of property and equipment	(841)	(266)
Free cash flow	$16,628	$(1,395)
Net cash used in investing activities	$(46,921)	$(9,156)
Net cash provided by financing activities	$16,595	$4,952

Components of Results of Operations

Revenue

Our revenues are comprised of revenue from self-managed subscriptions and SaaS subscriptions. Subscriptions to our self-managed software include license, support, and upgrades and updates on a when-and-if-available basis. Our SaaS subscriptions provide access to our latest managed version of our product hosted in a public cloud.

Subscription—Self-Managed and SaaS

Subscription—self-managed and SaaS revenue is generated from the sale of subscriptions for our self-managed software products and the sale of our SaaS subscriptions. For subscriptions to our self-managed software products, revenue is recognized ratably over the subscription term. For our SaaS subscriptions, revenue is recognized based on usage over the contract period, including minimum usage commitments.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of income taxes related to the United States and other foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on certain deferred tax assets in Israel as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$95,406	$74,543
License—self-managed	4,905	5,277
Total subscription revenue	100,311	79,820
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	20,459	18,203
License—self-managed(2)	145	218
Total cost of revenue—subscription	20,604	18,421
Gross profit	79,707	61,399
Operating expenses:
Research and development(1)(3)	35,832	34,886
Sales and marketing(1)(2)(3)	43,571	35,486
General and administrative(1)(3)	16,940	14,240
Total operating expenses	96,343	84,612
Operating loss	(16,636)	(23,213)
Interest and other income, net	7,087	3,992
Loss before income taxes	(9,549)	(19,221)
Income tax expense (benefit)	(759)	1,588
Net loss	$(8,790)	$(20,809)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$3,092	$2,196
Research and development	9,667	7,172
Sales and marketing	9,813	6,473
General and administrative	4,714	4,071
Total share-based compensation expense	$27,286	$19,912

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,386	$2,387
Cost of revenue: license—self-managed	145	218
Sales and marketing	358	358
Total amortization expense of acquired intangible assets	$2,889	$2,963

(3) Includes acquisition-related costs as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4	$5
Research and development	488	2,935
Sales and marketing	32	70
General and administrative	2	76
Total acquisition-related costs	$526	$3,086

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription—self-managed and SaaS	95%	93%
License—self-managed	5	7
Total subscription revenue	100	100
Cost of revenue:
Subscription—self-managed and SaaS	21	23
License—self-managed	—	—
Total cost of revenue—subscription	21	23
Gross profit	79	77
Operating expenses:
Research and development	36	44
Sales and marketing	43	44
General and administrative	17	18
Total operating expenses	96	106
Operating loss	(17)	(29)
Interest and other income, net	7	5
Loss before income taxes	(10)	(24)
Income tax expense (benefit)	(1)	2
Net loss	(9)%	(26)%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentage)
Subscription—self-managed and SaaS	$95,406	$74,543	$20,863	28%
License—self-managed	4,905	5,277	(372)	-7%
Total subscription revenue	$100,311	$79,820	$20,491	26%

The increase in total subscription revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 consisted of approximately $16.9 million growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentage)
Subscription—self-managed and SaaS	$20,459	$18,203	$2,256	12%
License—self-managed	145	218	(73)	(33)%
Total cost of revenue—subscription	$20,604	$18,421	$2,183	12%
Gross margin	79%	77%

Total cost of revenue increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase of $1.8 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions and an increase of $0.9 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

The increase in gross margin for three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to higher revenue and lower third-party software costs.

Operating Expenses

Research and Development

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentage)
Research and development	$35,832	$34,886	$946	3%

Research and development expense increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase of $2.5 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, partially offset by a decrease of $2.4 million in compensation expense associated with holdback arrangements from our acquisitions in 2021.

Sales and Marketing

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentage)
Sales and marketing	$43,571	$35,486	$8,085	23%

Sales and marketing expense increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase of $3.3 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, an increase of $3.3 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.0 million in commissions.

General and Administrative

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentage)
General and administrative	$16,940	$14,240	$2,700	19%

General and administrative expense increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase of $1.1 million in personnel-related expenses mainly as a result of increased headcount, an increase of $0.6 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $0.6 million in legal and other professional service costs.

Share-based Compensation Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentage)
Cost of revenue: subscription–self-managed and SaaS	$3,092	$2,196	$896	41%
Research and development	9,667	7,172	2,495	35%
Sales and marketing	9,813	6,473	3,340	52%
General and administrative	4,714	4,071	643	16%
Total share-based compensation expense	$27,286	$19,912	$7,374	37%

Share-based compensation expenses increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily attributable to grants to new and existing employees.

Interest and Other Income, Net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentage)
Interest and other income, net	$7,087	$3,992	$3,095	78%

Interest and other income, net increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to higher interest income on deposits and marketable investments as a result of higher investment balances and higher interest rates.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentage)
Income tax expense (benefit)	$(759)	$1,588	$(2,347)	(148)%
Effective income tax rate	8%	(8)%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and business and asset acquisitions.

As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $579.6 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$17,469	$(1,129)
Net cash used in investing activities	$(46,921)	$(9,156)
Net cash provided by financing activities	$16,595	$4,952

Operating Activities

Net cash provided by operating activities of $17.5 million for three months ended March 31, 2024 was related to our net loss of $8.8 million adjusted for non-cash charges of $31.4 million, including share-based compensation expense of $27.3 million, and net cash outflows of $5.2 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities consisted primarily of an increase of $4.0 million in prepaid expenses and other assets due to timing of payments, a decrease of $3.2 million in accrued expense and other liabilities mainly due to reduction of ESPP withholdings as a result of purchases of shares, a decrease of $2.9 million in deferred revenue due to higher recognition of revenue relative to billings, a decrease of $2.5 million in accounts payable due to timing of payments, and a decrease of $2.1 million in operating lease liabilities as a result of lease payments. The outflows were partially offset by a decrease of $9.8 million in accounts receivable due to timing of billing and collections.

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

Investing Activities

Net cash used in investing activities of $46.9 million for the three months ended March 31, 2024 consisted primarily of net purchases of short-term investments of $46.1 million.

Net cash used in investing activities of $9.2 million for the three months ended March 31, 2023 consisted primarily of net purchases of short-term investments of $8.9 million.

Financing Activities

Net cash provided by financing activities of $16.6 million for the three months ended March 31, 2024 consisted of proceeds from exercise of share options of $6.8 million, net proceeds of $5.3 million from our employee equity transactions to be remitted to tax authorities, and proceeds from employee share purchases under our ESPP of $4.5 million.

Net cash provided by financing activities of $5.0 million for the three months ended March 31, 2023 consisted primarily of proceeds from employee share purchases under our ESPP of $3.5 million and proceeds from exercise of share options of $1.2 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of March 31, 2024:

		Payments Due by Period
	Total	2024 (Remainder)	2025 and Thereafter
	(in thousands)
Operating lease obligations	$20,823	$6,518	$14,305
Purchase obligations	24,626	4,996	19,630
Total	$45,449	$11,514	$33,935

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Purchase obligations represent our commitments primarily for hosting services, software products and services under contracts with remaining terms of 12 months or longer. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We believe we will have sufficient liquidity from our operations to fulfill the commitments.

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the three months ended March 31, 2024.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three months ended March 31, 2024.

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

As of March 31, 2024, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of March 31, 2024.

Interest Rate Risk

As of March 31, 2024, we had cash and cash equivalents of $71.4 million, and short-term investments of $508.2 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of March 31, 2024.

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

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. A description of the risks and uncertainties associated with our business and ownership of our ordinary shares is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. In that event, the market price of our ordinary shares could decline and you could lose all or part of your investment.

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
•
JFrog Artifactory is at the center of our platform and any decline in demand for JFrog Artifactory occasioned by malfunction, inferior performance, increased competition, or otherwise, will impact our business, results of operations, and financial condition.

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
•
Your rights and responsibilities as our shareholder are governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of United States (“U.S.”) corporations.
•
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•
The impact of the war between Israel and Hamas, the regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world, including the related global economic disruptions, remains uncertain at this time, and could harm or continue to harm our business and results of operations.

Risks Related to Our Business and Industry

Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems, processes, and controls, our business, financial condition, results of operations, and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our products. Our total number of customers has grown to approximately 7,400 organizations as of December 31, 2023 from approximately 7,200 organizations as of December 31, 2022. Our employee headcount has also increased from approximately 1,300 as of December 31, 2022 to approximately 1,400 as of December 31, 2023. We expect to continue to grow our headcount over the next year. The growth and expansion of our business places a continuous significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

In 2023, we released Artifactory and Platform features to become a system of record for machine learning models that fuel artificial intelligence (“AI”) innovations in the software supply chain, enhancements to JFrog Advanced Security including SAST, and a new security product, JFrog Curation. These enhancements and releases represent an expansion beyond our core developer/operations (DevOps) business, delving more deeply into software security (DevSecOps) and MLOps. We may not be able to sustain the pace of improvements to our products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.

As we expand our business and continue operating as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage any future growth effectively could result in increased costs, negatively affect our customers’ satisfaction with our products, and harm our results of operations.

Our recent growth may not be indicative of our future growth, and we may not be able to sustain our revenue growth rate in the future. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our total revenues for the three months ended March 31, 2024 and 2023 were $100.3 million and $79.2 million, respectively, representing 26% growth. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. For example, we experienced slowed growth during the COVID-19 pandemic. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, and global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our ordinary shares could be adversely affected.

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

The markets for our products are relatively new, rapidly evolving, and unproven. Accordingly, it is difficult to predict customer adoption and renewals and demand for our platform and our products, the entry of competitive products, the success of existing competitive products, or the future growth rate, expansion, longevity, and the size of the DevOps, DevSecOps, MLOps, and software release management software markets. The expansion of and our ability to penetrate these new and evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with DevOps, DevSecOps, and MLOps technologies, as well as the ability of DevOps workflows to improve critical steps in the lifecycle of software, including managing software security. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including our platform and products, may be negatively affected. If DevOps, DevSecOps, and software release management software do not continue to achieve market acceptance, or there is a reduction in demand caused by decreased customer acceptance, technological challenges, weakening economic conditions, privacy, data protection and data security concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which could adversely affect our business, financial condition, and results of operations.

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
•
mergers and acquisitions that might affect our customer base, including the consolidation of affiliates’ multiple paid business accounts into a single paid business account;
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

•
the impact of political uncertainty or unrest, including the Russia-Ukraine war, and the Israel-Hamas war, other areas of geopolitical tension around the world, or the worsening of such conflicts or tensions and any related global economic disruptions;
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

We currently depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we currently partner with third-party public cloud partners, such as Amazon Web Services (AWS), Microsoft Azure (including Azure DevOps), and Alphabet Inc.’s Google Cloud, who provide our services through their marketplaces. Our technology partnership ecosystem powers significant extensibility of our products, offers our customers the ability to use external tools of their choice with our products, provides the ability to deploy our products in their preferred environments, and allows them to support new package technologies as they are released. Accordingly, our SaaS products must be compatible with major cloud service providers in order to support local hosting of our JFrog-managed products in geographies chosen by our customers and third parties with whom we may partner.

We have also established relationships with certain channel partners to distribute our products. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential channel partners that can drive substantial revenue and provide additional value added services to our customers. If we are unable to develop and maintain successful relationships with our channel partners, our business, results of operations, and financial condition could be harmed. In addition, our agreements with our channel partners are non-exclusive, so they may offer customers the products of several different companies, including products that compete with ours.

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

Even if we are successful in establishing and maintaining our relationships with third-parties, we cannot ensure that our relationships will result in sustained or increased usage of our platform. In addition, any failure of our solutions to operate effectively with the business applications of any third-party partners could reduce the demand for our solutions and cause harm to our business and reputation. We may also be held responsible for obligations that arise from the actions or omissions of third parties with which we do business. Further, any expansion into new geographies may require us to integrate our products with new third-party technology and invest in developing new relationships with providers. If we are unable to respond to changes in a cost-effective manner, our products may become less marketable, less competitive, or obsolete, and our results of operations may be negatively impacted.

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

The market for our products is nascent and highly fragmented, and we may not be able to compete successfully against current and future competitors, some of whom have greater financial, technical, and other resources than we do. If we do not compete successfully, our business, financial condition, and results of operations could be harmed.

Our platform consists of multiple products in DevOps and DevSecOps, and we compete in each product category as well as the entire platform level. The market for our products is highly fragmented, quickly evolving, and subject to rapid changes in technology. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including, but not limited to, the following:

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
•
DevOps and developer-focused vendors. Many companies address only certain parts of the DevOps cycle and may compete with a limited set of JFrog offerings, including Microsoft’s GitHub, GitLab, Inc., Cloudsmith, and Sonatype.
•
Cloud providers. While also partners, cloud providers, such as Amazon Web Services (AWS), Microsoft Azure (including Azure DevOps), and Alphabet Inc.’s Google Cloud, may compete with a subset of JFrog functionality.
•
Security point solutions. Some security-focused companies may compete with a subset of JFrog’s holistic security offerings or address only developer-level security, such as Aqua Security, Snyk, Sonatype, and Synopsys.
•
Diversified vendors. Some diversified technology companies, such as IBM, Inc. (including Red Hat), Pivotal Software, and VMware, Inc. (now Broadcom Inc.) may have offerings that compete with certain JFrog products.

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

JFrog Artifactory is at the center of our platform and any decline in demand for JFrog Artifactory occasioned by malfunction, inferior performance, increased competition, or otherwise, will impact our business, results of operations and financial condition.

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

If our existing customers do not renew their subscriptions, our business and results of operations could be adversely affected.

We expect to derive a significant portion of our revenue from renewals of existing subscriptions. Our customers have no contractual obligation to renew their subscriptions after the completion of their subscription term. Our self-managed subscriptions are offered on an annual and multi-year basis, and SaaS subscriptions are offered on a monthly, annual, and multi-year basis. For our JFrog-managed products, we also offer subscriptions for committed usage amounts. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including their satisfaction with our products and our customer support, the frequency and severity of product outages, our product uptime or latency, the pricing of our, or competing, products, additional new features and capabilities that we offer, new integrations, and updates to our products as a result of updates by technology partners. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. Furthermore, our self-managed products are sold with perpetual or subscription licenses and we depend on the deployment of material updates to such products to drive renewals. If we do not provide material updates to these products, customers may not renew their existing subscriptions and may continue to use our products under the original license instead. We may not accurately predict future renewal trends. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline.

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

Our products are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors, or performance failures could cause damage to our reputation, loss of customers or revenue, order cancellations, service terminations, or lack of market acceptance of our software. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors, or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems.

Any limitation of liability provisions that may be contained in our customer, user, third-party vendor, service provider, and partner agreements may not be enforceable or adequate or effective as a result of existing or future applicable law or unfavorable judicial decisions, and they may not function to limit our liability arising from regulatory enforcement. The sale and support of our products entail the risk of liability claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against this liability may not be adequate to cover a potential claim and potentially may be subject to exclusions, or that the insurer will deny coverage as to any future claim or exclude from our coverage such claims in policy renewals. The denial of our claims by our insurer or the successful assertion of claims by others against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations, and reputation.

Incorrect implementation or use of, or our customers’ failure to update, our software could result in customer dissatisfaction and negatively affect our business, operations, financial results, and growth prospects.

Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our products to maximize their potential. If users of our products do not implement, use, or update our products correctly or as intended, then inadequate performance and/or security vulnerabilities may result. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update, our software or our failure to train customers on how to use our software productively has in the past and may in the future result in customer dissatisfaction and negative publicity and may adversely affect our reputation and brand. Our failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, which would adversely affect our business and growth prospects.

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

In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud solution for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition, and results of operations.

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

We typically provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would decrease our revenue and harm our business, financial condition, and results of operations.

Our subscription agreements typically contain service-level commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits which would significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which would significantly affect both our current and future revenue. We offer multiple tiers of subscriptions to our products and as such our service-level commitments will increase if more customers choose subscriptions of JFrog Pro X, JFrog Enterprise X, and JFrog Enterprise Plus. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition, and results of operations.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could harm our business.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and results of operations. Although we have entered into employment agreements with our key personnel, employment in the U.S. is for no specific duration and constitutes at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products.

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

Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high rates of employee attrition. There is currently a high demand for experienced DevSecOps professionals and we may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, specifically for engineers for research and development, security experts, and support positions who are experienced in DevSecOps, and such competition often results in increasing wages, especially in Israel, where most of our research and development positions are located, and in the San Francisco Bay Area, where we have a significant presence. Therefore, we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have, and due to our profile and market position, such competitors actively seek to hire skilled personnel away from us, even if such employee has entered into a non-compete agreement. Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer that have been recognized by the courts, such as the protection of a company’s trade secrets or other intellectual property. We may not be able to make such a demonstration.

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

We currently primarily rely on an inbound sales model that may not continue to be as successful as we anticipate, and the absence of a large, direct, traditional sales function may impede our future growth. We intend to continue to expand our strategic sales team to identify new use cases and drive expansion and standardization on JFrog within our largest customers. There is no guarantee, however, that this strategic sales team will be successful. Moreover, we are not able to predict whether the deployment of our strategic sales team may adversely affect our inbound sales model. If our efforts to sell subscriptions to new customers and to expand deployments with existing customers are not successful, our total revenue and revenue growth rate may decline and our business will suffer.

Further, as we continue to scale our business, a more traditional sales infrastructure could assist in reaching larger enterprise customers and growing our revenue. Identifying, recruiting, and training such a qualified sales force would require significant time, expense, and attention and would significantly impact our business model. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and it may take significant time before they achieve full productivity.

In addition, expanding our sales infrastructure would considerably change our cost structure and results of operations, and we may have to reduce other expenses, such as our research and development expenses, in order to accommodate a corresponding increase in marketing and sales expenses, and maintain positive operating cash flow and free cash flow. Moreover, recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly if we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions, and our business model. If our lack of a large, direct enterprise sales force limits us from reaching larger enterprise customers and growing our revenue and we are unable to hire, develop, and retain talented sales personnel in the future, our revenue growth and results of operations may be harmed.

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

Further, we have in the past, and expect in the future, to need to change our pricing model from time to time. While we do and will attempt to set prices based on our prior experiences and customer feedback, our assessments may not be accurate, and we could be underpricing or overpricing our products. In addition, if our subscriptions change, then we may need to revise our pricing strategies. Any such changes to our pricing strategies or our ability to efficiently price our offerings could adversely affect our business, results of operations, and financial condition. Pricing pressures and decisions could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could negatively impact our overall business, results of operations, and financial condition.

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

Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to new large customers and increasing sales to existing customers. The length of our sales cycle, from initial contact from a prospective customer to contractually committing to our paid subscriptions, can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our ordinary shares to decline.

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

Our success depends in part on our ability to attract users through unpaid Internet search results on traditional web search engines such as Google. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be sufficiently prominent to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. Any reduction in the number of users directed to our website could reduce our revenue or require us to increase our customer acquisition expenditures.

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

For example, we are currently operating in a period of economic uncertainty and the U.S. has experienced high levels of inflation and rising interest rates, which has led to increased costs of labor, capital, employee compensation, and other similar effects. If unfavorable conditions in the national and global economy persist, or worsen, our current and potential customers’ operating costs will likely increase, which could result in reduced operating and information technology budgets. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Such delays or reductions in technology spending are often associated with enhanced budget scrutiny by our customers including additional levels of approvals, cloud optimization efforts, and additional time to evaluate and test our products, which can lead to long and unpredictable sales cycles. We have recently experienced longer sales cycles for certain products and enhanced budget scrutiny by our customers, and expect to continue to experience these challenges given the current macroeconomic environment. Also, customers may choose to develop in-house software as an alternative to using our products, and competitors may respond to such negative conditions in the general economy by lowering prices, any of which could adversely affect demand for our products and limit our ability to grow our business.

The present conditions and state of the U.S. and global economies make it difficult to predict whether, when, and to what extent a recession has occurred or will occur in the future. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

We have acquired, and may in the future acquire, complementary businesses which could require significant management attention, disrupt our business, dilute shareholder value, and adversely affect our results of operations.

As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business, such as our Vdoo and Upswift acquisitions in 2021. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully.

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

Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents and operating cash flow will be sufficient to meet our cash needs for the next twelve months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our ordinary shares, and our shareholders may experience dilution.

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•
develop or enhance our products;

•
continue to expand our research and development and sales and marketing organizations;
•
acquire complementary technologies, products, or businesses;
•
expand operations in the U.S. or internationally;
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

AI technology also may be the subject of new or modified legal and regulatory obligations. For example, the EU AI Act (the “AI Act”), which achieved approval by the European Council on February 2, 2024, and the European Parliament on March 13, 2024, will impose obligations on providers and users of artificial intelligence. Under the AI Act, fines can reach up to €30 million or 6% of global income. The AI Act may impact the incorporation of AI technologies into our offerings and business in Europe. Other countries, including the U.S., are increasingly looking to regulate AI. For example, on October 30, 2023, the Biden Administration issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, and several AI bills have been introduced in Congress. Other countries, including Brazil, China, and Israel, are contemplating laws regulating AI.

Uncertainty regarding new and emerging AI technologies, such as generative AI, may require us to incur additional expenses to research and integrate generative AI, or other emerging AI technologies, into our product offerings and our internal systems. Any such research, implementation, and integration may be costly and could impact our results of operations. Additionally, our use of AI technology may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm, confidentiality or security risks, competitive harm, ethical and social concerns, or other complications that could adversely affect our business, reputation, or financial results.

Expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social and governance (“ESG”) matters, both in the U.S. and internationally. We have undertaken and expect to continue to undertake certain ESG-related initiatives, goals, and commitments, which we have communicated on our website, in our SEC filings, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope, or nature of these initiatives, goals, or commitments, or for any revisions to them. Stakeholders could also challenge the accuracy, adequacy, or completeness of our ESG-related disclosures. Our actual or perceived failure to achieve some or all of our ESG-related initiatives, goals, or commitments or maintain ESG practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers, and expose us to increased scrutiny from ESG-focused investors, regulatory authorities, and others, or subject us to liability. Damage to our reputation or reduced demand for our products may adversely impact our business, financial condition, or results of operations

Risks Related to our Intellectual Property

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

Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. As we continue to expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase.

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

We could incur substantial costs as a result of any claim of infringement, misappropriation, or violation of another party’s intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our products infringe, misappropriate, or violate their rights, the litigation could be expensive and could divert our management resources.

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•
cease selling or using products that incorporate or cover the intellectual property rights that we allegedly infringe, misappropriate, or violate;
•
make substantial payments for legal fees, settlement payments, or other costs or damages;
•
obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•
redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation, or violation claims against us or any obligation to indemnify our customers for such claims, such payments or actions could harm our business.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and would adversely affect our business.

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patents Law, 5727-1967 (the “Patents Law”), inventions conceived by an employee in the course and as a result of or arising from his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patents Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patents Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee and that, in certain circumstances, such waiver does not necessarily have to be explicit. The

Committee will examine, on a case-by-case basis, the general contractual framework between the parties, applying interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration, but rather uses the criteria specified in the Patents Law. Although we generally enter into assignment-of-invention agreements with our employees pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and former employees, or be forced to litigate such claims, which could negatively affect our business.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, misappropriation, violation, and other losses.

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or violation, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations, and financial condition. Pursuant to certain agreements, we do not have a cap on our liability and any payments under such agreements would harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

Our paid products incorporate open source software, and we expect to continue to incorporate open source software in our paid products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our paid products. Moreover, we cannot assure you that we have not used additional open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer additional portions of our solutions for no cost, that we make available additional source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our products or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation, or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. Some open source projects provided on an “as-is” basis have known vulnerabilities and architectural instabilities which, if not properly addressed, could negatively affect the performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations, and financial condition.

Risks Related to Privacy, Data Protection, and Cybersecurity

We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could harm our business.

We receive, collect, store, process, transfer, retain, use, and otherwise process personal information and other data relating to users of our products, our employees and contractors, and other persons. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, retention, security, disclosure, and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection, and data security. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security to the extent possible. However, the regulatory framework for privacy, data protection, and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Any perception of privacy, data security, or data protection concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and results of operations. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, storing, sharing, use, retention, security, protection, disclosure, other processing of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, disclosure, or other processing of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

If we were found in violation of any applicable laws or regulations relating to privacy, data protection, or data security, in addition to any regulatory fines, penalties, or litigation costs, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features available through our platform. In addition, these laws and regulations could constrain our ability to use and process data in manners that may be commercially desirable. In addition, if a breach of data security were to occur or to be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection, or data security were to be alleged, or if we had any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our solutions may be perceived as less desirable and our business, prospects, financial condition, and results of operations could be materially and adversely affected.

Various U.S. privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act, and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, loss of trust by our users, and a material and adverse impact on our reputation and business.

Within the U.S., we anticipate increasing regulation of privacy, data protection, and data security, including the adoption of more stringent laws. For example, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA, among other things, provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required us to modify our data practices and policies and to incur certain costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states have proposed or enacted privacy, data protection, and data security laws, including, for example, Washington’s My Health, My Data Act, and other laws similar to the CCPA such as in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Florida, Delaware, New Jersey, and Texas. These newly proposed or enacted laws could increase our potential liability and adversely affect our business.

With respect to cybersecurity in the U.S., we are closely monitoring the development of rules and guidance pursuant to various executive orders that may apply to us, including pursuant to Executive Order 14028 for “EO-critical software,” for example. These developing rules and guidance may increase our compliance costs and delay customer contract execution.

Internationally, we also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, information security, and AI proposed and enacted in various jurisdictions. For example, the data protection landscape in the European Union (“EU”) continues to evolve, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR). Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

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

The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results, and financial condition being harmed. We and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results and financial condition.

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

Further, on January 31, 2020, the United Kingdom (“U.K.”) left the EU (commonly referred to as “Brexit”). The U.K. enacted legislation substantially implementing the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The U.K. has issued its own SCCs to support the transfer of personal data outside of the U.K. However, aspects of U.K. data protection regulation remain unclear in the medium to longer term. The European Commission and the U.K. government announced an EU-U.K. Trade Cooperation Agreement on December 24, 2020, and on June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination, therefore, is subject to future uncertainty, and may be subject to modification or revocation in the future, with the U.K. potentially being considered a “third country” under the GDPR, with personal data transfers needing to be made subject to GDPR-compliant safeguards (for example, the SCCs). With uncertainty remaining over the interpretation and application of data protection law in the U.K., we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.

Other countries are considering or have enacted legislation that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services. For example, failure to comply with the Israeli Privacy Protection Law 5741-1981, and its regulations as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions), and, in certain cases, criminal liability. Further, the Data Security Law of China (“DSL”), which took effect on September 1, 2021, and the Personal Information Protection Law of China (“PIPL”), which took effect on November 1, 2021, implement comprehensive regulation of data and personal data processing activities across all industries and operations such as collecting, utilizing, processing, sharing, and transferring data and personal information. The DSL and PIPL apply not only to the processing of data within China, but also seeks to regulate cross-border data transfers as well as certain activities outside of China. Limitations imposed by the DSL and PIPL and uncertainty regarding their application may impact us and may require us to make changes to our policies and practices in an effort to comply. We are also monitoring recent or pending legislation in India and Japan, among others, for further impacts on our compliance obligations, including requirements for local storage and processing of data that could increase the cost and complexity of delivering our services. Such current or pending legislation may also result in changes to current enforcement measures and sanctions.

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

We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data security, and data protection. We cannot yet determine the impact these laws and regulations or changed interpretations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. Moreover, because the interpretation and application of many laws and regulations relating to privacy, security, and data protection, along with mandatory industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing or future data management practices or features of our platform and products. Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other actual or asserted legal obligations or regulatory requirements relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations, or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

A breach of our security measures or unauthorized access to proprietary and confidential data, or a perception that any security breach or other incident has occurred, may result in our platform or products being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.

Although our products do not involve the processing of large amounts of personal data or personal information, our platform and products support customers’ software, which may involve the processing of large amounts of personal data, personal information, and information that is confidential or otherwise sensitive or proprietary. Data security incidents affecting widely trusted data security architecture (such as the incident affecting SolarWinds Orion, the incident involving Accellion FTA, the incident affecting Microsoft Exchange, the incident affecting Kaseya VSA, and the incident involving Log4j – none of which have directly affected us) may increase customer expectations regarding the security, testing, and compliance documentation of our platform and products for secure software development operations, management, automation, and releases. In addition, these or other incidents may trigger new laws and regulations that increase our compliance burdens, add reporting obligations, or otherwise increase costs for oversight and monitoring of our platform, products, and supply chain.

We do collect and store certain sensitive and proprietary information, and to a lesser degree, personal data and personal information, in the operation of our business. This information includes trade secrets, intellectual property, employee data, and other confidential data. We have taken measures to protect our own sensitive and proprietary information, personal data, and personal information, as well as such information that we otherwise obtain, including from our customers. We also engage vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and proprietary information, personal data, and personal information. Our vendors and service providers have been and, in the future may be, the targets of cyberattacks, malicious software, supply chain attacks, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification, or destruction of our and our customers’ data, including sensitive and proprietary information, personal data, and personal information.

Security breaches and other security incidents that affect us may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our vendors or service providers’ systems and networks have not been breached or that they do not contain exploitable vulnerabilities, defects, or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. In addition, our customers and users may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data, including information about their software, source code, and security environment, stored within our products. As we continue to expand the products that we can offer our customers, including through the acquisition of complementary businesses, such as our acquisition of Vdoo in 2021, and through internal development, such as developing new security services, our products could have access to more sensitive information of our customers, which could result in greater adverse effects from security breaches and other security incidents. Also, our expansion into new services and products could subject us to additional regulations. In addition, we are subject to other laws and regulations that obligate us to employ reasonable security measures. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Certain vulnerabilities under certain circumstances could be exploited if our customers do not patch vulnerable versions of the product. In the future, we also may experience security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, malwares, or similar breaches or disruptions. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents.

Despite our efforts, our systems and those of our vendors, service providers, and strategic partners also are potentially vulnerable to computer malware, viruses, computer hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, unauthorized access, exploitation of bugs, defects, and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, failures, security breaches and incidents, inadvertent or intentional actions by our employees, contractors, consultants, partners, and/or other third parties, and other real or perceived cyberattacks. Our risks of cyberattacks and other sources of security breaches and incidents, and those faced by our vendors, service providers, and strategic partners, may be heightened in connection with the war between Israel and Hamas, the war between Russia and Ukraine, and associated geopolitical tensions and regional instability. Any of these incidents or any compromise of our security or any unauthorized access to or breaches of the security of our or our service providers’ systems or data processing tools or processes, or of our platform and product offerings, as a result of third-party action, employee error, vulnerabilities, defects or bugs, malfeasance, or otherwise, could result in unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification, or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information, or a risk to the security of our or our customers’ systems.

We may be more susceptible to security breaches and other security incidents in view of many of our employees and employees of our service providers working remotely, because we and our service providers have less capability to implement, monitor, and enforce our information security and data protection policies for those employees. Based on the examples set in other recent incidents, the more widespread our platform and products become, the more they may be viewed by malicious cyber threat actors as an attractive target for such an attack. We and our service providers may be unable to anticipate these techniques, react, remediate, or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures. In the past, we have experienced vulnerabilities, none of which led to account takeover and all such known vulnerabilities have been remedied.

A security breach or other incident could result in reputational damage, litigation, regulatory investigations and orders, loss of business, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees, and other monetary payments for remediation, including in connection with forensic examinations and costly and burdensome breach notification requirements. Any belief by customers or others that a security breach or other incident has affected us or any of our vendors or service providers, even if a security breach or other incident has not affected us or any of our vendors or service providers or has not actually occurred, could have any or all of the foregoing impacts on us, including damage to our reputation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to gain new customers and retain existing customers. In the event of any such breach or incident, we could be required to expend significant capital and other resources to address our or our vendor or service provider’s incident. Considering the SolarWinds Orion incident and the Kaseya VSA incident, if our products were compromised in a way that offered a means of malicious access or delivery of ransomware or other malicious software to our customers, the impact of such an incident would likely be significant.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. For example, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. We and our vendors and service providers may be unable to anticipate these techniques, react, remediate, or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures. In addition, laws, regulations, government guidance, and industry standards and practices in the U.S. and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain.

Further, any provisions in our customer and user agreements, contracts with our vendors and service providers, or other contracts relating to limitations of liability, may not be enforceable or adequate or otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. While our insurance policies include liability coverage for certain of these matters, subject to applicable deductibles, if we experienced a widespread security breach or other incident that impacted a significant number of our customers, we could be subject to indemnity claims or other damages that exceed our insurance coverage. If such a breach or incident occurred, our insurance coverage might not be adequate for data handling or data security liabilities actually incurred, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Risks Related to Foreign Operations

Our international operations and expansion expose us to risks.

Our primary research and development operations are located in Israel. As of March 31, 2024, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of March 31, 2024, we had employees located primarily in nine countries. Our current international operations involve, and future initiatives will involve, a variety of risks, including:

•
unexpected changes in practices, tariffs, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions;
•
different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the U.S., including differing hourly wages and overtime regulations in these locations;
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
•
challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
•
risks relating to the implementation of exchange controls, including restrictions promulgated by the OFAC, and other similar trade protection regulations and measures in the U.S. or in other jurisdictions;
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

As we conduct operations in China, risks associated with economic, political, and social events in China could negatively affect our business and results of operations.

We are currently expanding operations in China and may continue to increase our presence in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including but not limited to:

•
A government-controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi;
•
Uncertainty regarding the validity, enforceability, and scope of protection for intellectual property rights and the practical difficulties of enforcing such rights;
•
Ability to secure our business proprietary information located in China from unauthorized acquisition;
•
Extensive government regulation;

•
Changing governmental policies relating to tax benefits available to foreign-owned businesses;
•
A relatively uncertain legal system;
•
Application of and limitations related to the DSL and PIPL regulations over processing of data and personal data within China as well as cross-border data transfers and other activities outside of China; and
•
Instability related to continued economic, political, and social reform.

Any actions and policies adopted by the government of the People’s Republic of China, particularly with regard to intellectual property rights, any slowdown in China’s economy, or increased restrictions related to the transfer of data pursuant to the Chinese Cyber Security Law, could have an adverse effect on our business, results of operations, and financial condition.

Further, at various times during recent years, the U.S. and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversy between the U.S. and China could adversely affect the U.S. and European economies and materially and adversely affect the market price of our ordinary shares, our business, financial position, and financial performance.

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

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import, or sanctions laws or regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets could adversely affect our business, financial condition, and results of operations.

Failure to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 1977, the Israeli Prohibition on Money Laundering Law–2000 and possibly other anti-bribery and anti-money laundering laws in countries outside of the U.S. in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners, or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any allegations or violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or that we acquire. As a general matter, investigations, enforcement actions, and sanctions could harm our reputation, business, results of operations, and financial condition.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our functional currency is the U.S. dollar and our revenue and expenses are primarily denominated in U.S. dollars. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. We currently utilize foreign currency contracts with financial institutions to protect against foreign exchange risks, mainly the exposure to changes in the exchange rate of the NIS against the U.S. dollar that are associated with future cash flows denominated in NIS.

In addition, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk. A material portion of our leases are denominated in currencies other than the U.S. Dollar, mainly in NIS. The associated lease liabilities are remeasured using the current exchange rate, which may result in material foreign exchange gains or losses. Moreover, operating expenses incurred outside the U.S. and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have entered into hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to continue to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

Risks Related to Taxation

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.

The tax laws applicable to our business, including the laws of Israel, the U.S., and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements or our revenue recognition policies, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Based on our current corporate structure, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents. The authorities in these jurisdictions could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest, and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant tax authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.

The tax benefits that are available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

We are eligible for certain tax benefits provided to a “Preferred Technology Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 1959, referred to as the Investment Law. In order to remain eligible for the tax benefits for a Preferred Technology Enterprise, we must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If these tax benefits are reduced, canceled, or discontinued, our Israeli taxable income from the Preferred Technology Enterprise would be subject to regular Israeli corporate tax rates. Additionally, if we increase our activities outside of Israel through acquisitions, for example, our expanded activities might not be eligible for inclusion in future Israeli tax benefit programs.

We could be required to collect additional sales, use, value added, digital services, or other similar taxes or be subject to other liabilities that may increase the costs our clients would have to pay for our products which would adversely affect our results of operations.

We collect sales, value added, and other similar taxes in a number of jurisdictions. One or more U.S. states or countries may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. Further, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the U.S. ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, U.S. states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the United Kingdom and France, introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. A successful assertion by a U.S. state or local government, or other country or jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services, or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.

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

The market price of our ordinary shares may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, many of which are beyond our control, including but not limited to:

•
actual or anticipated changes or fluctuations in our results of operations;
•
the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•
announcements by us or our competitors of new offerings or new or terminated significant contracts, commercial relationships, or capital commitments;
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
•
litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
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

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned approximately 22% of our ordinary shares outstanding as of March 31, 2024. As a result, these shareholders, acting together, will have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

The issuance of additional shares in connection with financings, acquisitions, investments, our share incentive plans, or otherwise will dilute all other shareholders.

Our amended and restated articles of association authorize us to issue up to 500 million ordinary shares and up to 50 million preference shares with such rights and preferences as included in our articles of association. Subject to compliance with applicable rules and regulations, we may issue ordinary shares or securities convertible into ordinary shares from time to time in connection with a financing, acquisition, investment, our share incentive plans, or otherwise. Any such issuance could result in substantial dilution to our existing shareholders unless pre-emptive rights exist and cause the market price of our ordinary shares to decline.

Provisions of Israeli law and our amended and restated articles of association may delay, prevent, or make undesirable an acquisition of all or a significant portion of our shares or assets.

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

We have not in the past and do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our ordinary shares.

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

Our board of directors has sole discretion whether to pay dividends. If our board of directors decides to pay dividends, the form, frequency, and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that our directors may deem relevant. The Israeli Companies Law, 5759-1999 (the “Companies Law”) imposes restrictions on our ability to declare and pay dividends. Payment of dividends may also be subject to Israeli withholding taxes.

Risks Related to Our Incorporation and Location in Israel

While JFrog’s operation runs smoothly with most of our go-to-market and support services outside of Israel (mainly in the U.S., India, and France), given the conditions in Israel, including the recent attack by Hamas, other terrorist organizations, and Iran and Israel’s war against them, it is possible that our operations could be adversely affected over time, which could lead to a decrease in revenues.

Because a material part of our research and development is conducted in Israel and certain members of our board of directors and management (as well as approximately half of our employees and consultants) are located in Israel, our business and operations could be affected by economic, political, geopolitical, and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region.

In October 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and most recently with Iran. It is possible that these hostilities will escalate in the future into a greater regional conflict, and that additional terrorist organizations and countries will actively join the hostilities. The intensity and duration of Israel’s current war against Hamas and other terror organizations is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel's economy in general. These events may imply wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

Certain of our employees and consultants in Israel have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts. Such employees may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations.

Certain countries, companies and organizations participate in a boycott of Israeli companies. In addition, there have been increased efforts recently to cause companies and consumers to boycott Israeli goods and services. Any boycott, restrictive laws, policies, or practices directed towards Israel, Israeli businesses, or Israeli citizens could, individually or in the aggregate, have a material adverse effect on our business.

It may be difficult to enforce a U.S. judgment against us, our officers and directors in Israel or the U.S., or to assert U.S. securities laws claims in Israel or serve process on our officers and directors.

Not all of our directors or officers are residents of the U.S. Most of our assets and those of our non-U.S. directors and officers are located outside the U.S. Service of process upon us or our non-U.S. resident directors and officers may be difficult to obtain within the U.S. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws against us or our non-U.S. officers or directors, reasoning that Israel is not the most appropriate forum to hear such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact by expert witnesses, which can be a time-consuming and costly process. Certain matters of procedure may also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our non-U.S. officers and directors.

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

We are incorporated under Israeli law. The rights and responsibilities of holders of our ordinary shares are governed by our amended and restated articles of association and the Companies Law. These rights and responsibilities differ in some respects from the rights and responsibilities of shareholders in typical U.S. corporations. In particular, pursuant to the Companies Law, each shareholder of an Israeli company has to act in good faith and in a customary manner in exercising his or her rights and fulfilling his or her obligations toward the company and other shareholders and to refrain from abusing his or her power in the company, including, among other things, in voting at the general meeting of shareholders, on amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers, and certain transactions requiring shareholders’ approval under the Companies Law. In addition, a controlling shareholder of an Israeli company or a shareholder who knows that it possesses the power to determine the outcome of a shareholder vote or who has the power to appoint or prevent the appointment of a director or officer in the company, or has other powers toward the company, has a duty of fairness toward the company. However, Israeli law does not define the substance of this duty of fairness. There is little case law available to assist in understanding the implications of these provisions that govern shareholder behavior.

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

The Innovation Law requires, inter alia, that the products developed as part of the programs under which the grants were given be manufactured in Israel and restricts the ability to transfer know-how funded by IIA outside of Israel. Transfer of IIA-funded know-how outside of Israel requires prior approval and is subject to payment of a redemption fee to the IIA calculated according to a formula provided under the Innovation Law. A transfer for the purpose of the Innovation Law is generally interpreted very broadly and includes, inter alia, any actual sale of the IIA-funded know-how, any license to develop the IIA-funded know-how or the products resulting from such IIA-funded know-how, or any other transaction, which, in essence, constitutes a transfer of IIA-funded know-how. We cannot be certain that any approval of the IIA will be obtained on terms that are acceptable to us, or at all. We may not receive the required approvals should we wish to transfer IIA-funded know-how and/or development outside of Israel in the future.

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

As a public company listed in the U.S., we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Nasdaq listing requirements, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs, and make some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable Nasdaq listing standards. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs and significant management oversight. For example, since our IPO, we have implemented additional policies and procedures associated with the financial statement close process and implemented a system to supplement our core accounting system as part of our control environment. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, financial compliance and audit costs, make some activities more difficult, time-consuming, and costly, and increase demand on our personnel, systems, and resources.

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

The impact of the war between Israel and Hamas, and regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world, including the related global economic disruptions, remains uncertain at this time, and could harm or continue to harm our business and results of operations.

The war between Israel and Hamas, and regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world continue to impact worldwide economic activity and financial markets. As a result of the war between Israel and Hamas, the regional conflict in the Middle East, the war between Russia and Ukraine, and related global economic disruptions, we could experience disruptions in our business or the business of our partners, customers, or the economy as a whole, any of which could adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

The extent and continued impact of the Israel-Hamas war, the regional conflict in the Middle East, the Russia-Ukraine war, and related global economic disruptions on our operational and financial condition will depend on certain developments, including: government responses to the wars; the impact of the wars on our customers and our sales cycles; their impacts on customer, industry, or technology-based community events; and their effect on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the Israel-Hamas war, the regional conflict in the Middle East, the Russia-Ukraine war, and other areas of geopolitical tension around the world, and any actions taken by governmental authorities and other third parties in response may also affect our future performance.

As of the date of this Quarterly Report on Form 10-Q, the full impact of the war between Israel and Hamas, the regional conflict in the Middle East, the war between Russia and Ukraine, and related global economic disruptions on our financial condition and results of operations remains uncertain. Furthermore, because of our subscription-based business model, the impact of these factors may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

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

Given the global nature of our business, we have diversified U.S. and non-U.S. investments. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our investments may fluctuate substantially. Therefore, although we have not realized any significant losses on our investments, future fluctuations in their value could result in a significant realized loss.

Catastrophic events, or man-made problems such as terrorism, may disrupt our business.

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity and increasingly, wildfires. In the event our or our partners’ abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism, pandemics, such as the outbreak of the novel coronavirus or another public health crisis, protests, riots and other geo-political unrest could cause disruptions in our business or the business of our partners, customers, or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

Our business could be negatively impacted by changes in the U.S. political environment.

Policy changes implemented by the Biden administration could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to trade agreements, immigration policy, import and export regulations, tariffs and customs duties, federal and state tax laws and regulations, public company reporting requirements, and antitrust enforcement. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operations, and financial condition could be materially and adversely affected in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, the following director and officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

On February 28, 2024, Mr. Shlomi Ben Haim, our Chief Executive Officer and member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 707,155 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or May 29, 2025.

On March 7, 2024, Ms. Tali Notman, our Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 293,532 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or March 11, 2025.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2024.

ITEM 6. EXHIBITS

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date:	May 10, 2024	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2024	By:		/s/ Eduard Grabscheid
			Name:	Eduard Grabscheid
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)