Form 10-Q
period 2024-06-30
JFrog Ltd
filed 2024-08-08
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 110,424,948 ordinary shares, NIS 0.01 par value per share, outstanding.

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
•
market acceptance of our products;
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions or war, such as the war between Hamas, certain other factions and Israel and the war in Ukraine, on our business, results of operations and financial condition;
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$218,303	$84,765
Short-term investments	373,013	460,245
Accounts receivable, net	82,041	76,437
Deferred contract acquisition costs	12,662	11,378
Prepaid expenses and other current assets	17,169	12,976
Total current assets	703,188	645,801
Property and equipment, net	6,529	6,663
Deferred contract acquisition costs, noncurrent	18,316	18,032
Operating lease right-of-use assets	18,372	22,427
Intangible assets, net	19,990	25,768
Goodwill	247,955	247,955
Other assets, noncurrent	6,793	5,910
Total assets	$1,021,143	$972,556
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,222	$16,970
Accrued expenses and other current liabilities	39,958	35,815
Operating lease liabilities	8,109	8,272
Deferred revenue	205,501	201,118
Total current liabilities	269,790	262,175
Deferred revenue, noncurrent	15,822	12,987
Operating lease liabilities, noncurrent	9,651	13,954
Other liabilities, noncurrent	4,447	4,317
Total liabilities	299,710	293,433
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 110,022,835 and 106,114,892 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	308	297
Additional paid-in capital	1,036,377	968,245
Accumulated other comprehensive income (loss)	(1,727)	1,013
Accumulated deficit	(313,525)	(290,432)
Total shareholders’ equity	721,433	679,123
Total liabilities and shareholders’ equity	$1,021,143	$972,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription—self-managed and SaaS	$98,404	$79,467	$193,810	$154,010
License—self-managed	4,639	4,703	9,544	9,980
Total subscription revenue	103,043	84,170	203,354	163,990
Cost of revenue:
Subscription—self-managed and SaaS	21,748	18,231	42,207	36,434
License—self-managed	145	218	290	436
Total cost of revenue—subscription	21,893	18,449	42,497	36,870
Gross profit	81,150	65,721	160,857	127,120
Operating expenses:
Research and development	37,117	33,544	72,949	68,430
Sales and marketing	45,896	36,352	89,467	71,838
General and administrative	17,264	14,732	34,204	28,972
Total operating expenses	100,277	84,628	196,620	169,240
Operating loss	(19,127)	(18,907)	(35,763)	(42,120)
Interest and other income, net	6,898	4,896	13,985	8,888
Loss before income taxes	(12,229)	(14,011)	(21,778)	(33,232)
Income tax expense	2,074	1,456	1,315	3,044
Net loss	$(14,303)	$(15,467)	$(23,093)	$(36,276)

Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(0.21)	$(0.36)
Weighted-average shares used in computing net loss per share, basic and diluted	108,944,738	102,512,578	107,985,044	101,890,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(14,303)	$(15,467)	$(23,093)	$(36,276)
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale marketable securities, net of tax	(146)	(865)	(577)	(293)
Net change in unrealized losses on derivative instruments, net of tax	(1,437)	(239)	(2,163)	(412)
Other comprehensive loss, net of tax	(1,583)	(1,104)	(2,740)	(705)
Comprehensive loss	$(15,886)	$(16,571)	$(25,833)	$(36,981)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2024
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2024	108,338,295	$303	$1,006,865	$(144)	$(299,222)	$707,802
Issuance of ordinary shares upon exercise of share options	267,256	1	860	—	—	861
Issuance of ordinary shares upon release of restricted share units	1,417,284	4	(4)	—	—	—
Share-based compensation expense	—	—	28,656	—	—	28,656
Other comprehensive loss, net of tax	—	—	—	(1,583)	—	(1,583)
Net loss	—	—	—	—	(14,303)	(14,303)
Balance as of June 30, 2024	110,022,835	$308	$1,036,377	$(1,727)	$(313,525)	$721,433

	Three Months Ended June 30, 2023
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2023	101,838,543	$286	$881,002	$(2,373)	$(249,985)	$628,930
Issuance of ordinary shares upon exercise of share options	555,842	1	2,210	—	—	2,211
Issuance of ordinary shares upon release of restricted share units	1,225,722	3	(3)	—	—	—
Share-based compensation expense	—	—	21,322	—	—	21,322
Other comprehensive loss, net of tax	—	—	—	(1,104)	—	(1,104)
Net loss	—	—	—	—	(15,467)	(15,467)
Balance as of June 30, 2023	103,620,107	$290	$904,531	$(3,477)	$(265,452)	$635,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2024
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	106,114,892	$297	$968,245	$1,013	$(290,432)	$679,123
Issuance of ordinary shares upon exercise of share options	1,547,880	5	7,702	—	—	7,707
Issuance of ordinary shares upon release of restricted share units	2,182,157	6	(6)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	177,906	—	4,494	—	—	4,494
Share-based compensation expense	—	—	55,942	—	—	55,942
Other comprehensive loss, net of tax	—	—	—	(2,740)	—	(2,740)
Net loss	—	—	—	—	(23,093)	(23,093)
Balance as of June 30, 2024	110,022,835	$308	$1,036,377	$(1,727)	$(313,525)	$721,433

	Six Months Ended June 30, 2023
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	100,907,857	$283	$856,438	$(2,772)	$(229,176)	$624,773
Issuance of ordinary shares upon exercise of share options	907,636	2	3,365	—	—	3,367
Issuance of ordinary shares upon release of restricted share units	1,597,226	4	(4)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	207,388	1	3,498	—	—	3,499
Share-based compensation expense	—	—	41,234	—	—	41,234
Other comprehensive loss, net of tax	—	—	—	(705)	—	(705)
Net loss	—	—	—	—	(36,276)	(36,276)
Balance as of June 30, 2023	103,620,107	$290	$904,531	$(3,477)	$(265,452)	$635,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,093)	$(36,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,625	7,675
Share-based compensation expense	55,942	41,234
Non-cash operating lease expense	4,219	4,145
Net amortization of premium or discount on investments	(3,746)	(2,870)
Losses (gains) on foreign exchange	354	(591)
Changes in operating assets and liabilities:
Accounts receivable	(5,555)	(221)
Prepaid expenses and other assets	(5,018)	(1,961)
Deferred contract acquisition costs	(1,568)	(1,594)
Accounts payable	(937)	(1,913)
Accrued expenses and other liabilities	2,892	3,030
Operating lease liabilities	(4,167)	(3,770)
Deferred revenue	7,218	8,693
Net cash provided by operating activities	34,166	15,581
Cash flows from investing activities:
Purchases of short-term investments	(255,943)	(204,572)
Maturities and sales of short-term investments	345,783	183,171
Purchases of property and equipment	(1,573)	(773)
Net cash provided by (used in) investing activities	88,267	(22,174)
Cash flows from financing activities:
Proceeds from exercise of share options	7,707	3,367
Proceeds from employee share purchase plan	4,494	3,499
Proceeds from employee equity transactions, net of payments to tax authorities	(279)	817
Net cash provided by financing activities	11,922	7,683
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(817)	9
Net increase in cash, cash equivalents, and restricted cash	133,538	1,099
Cash, cash equivalents, and restricted cash—beginning of period	84,777	45,607
Cash, cash equivalents, and restricted cash—end of period	$218,315	$46,706
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$218,303	$46,694
Restricted cash included in prepaid expenses and other current assets	12	12
Total cash, cash equivalents, and restricted cash	$218,315	$46,706

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2024, the Company’s consolidated results of operations and shareholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the six months ended June 30, 2024.

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $7.2 million and $5.1 million for the three months ended June 30, 2024 and 2023, respectively, and $14.3 million and $9.5 million for the six months ended June 30, 2024 and 2023, respectively. Foreign exchange gains (losses) were not material for the periods presented.

Geographical Information

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	June 30, 2024	December 31, 2023
	(in thousands)
United States	$7,347	$8,566
Israel	13,651	15,888
India	3,542	4,054
Rest of world	361	582
Total long-lived assets	$24,901	$29,090

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

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$63,765	62%	$56,530	67%	$127,155	63%	$111,310	68%
Subscription	59,126	57	51,827	61	117,611	58	101,330	62
License	4,639	5	4,703	6	9,544	5	9,980	6
SaaS	39,278	38	27,640	33	76,199	37	52,680	32
Total subscription revenue	$103,043	100%	$84,170	100%	$203,354	100%	$163,990	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$62,333	60%	$51,739	61%	$122,991	60%	$101,278	62%
Israel	2,832	3	2,231	3	5,765	3	4,274	3
Rest of world	37,878	37	30,200	36	74,598	37	58,438	35
Total subscription revenue	$103,043	100%	$84,170	100%	$203,354	100%	$163,990	100%

Contract Balances

Of the $211.2 million and $178.4 million of deferred revenue recorded as of March 31, 2024 and 2023, respectively, the Company recognized $83.6 million and $64.8 million as revenue during the three months ended June 30, 2024 and 2023, respectively. Of the $214.1 million and $175.7 million of deferred revenue recorded as of December 31, 2023 and 2022, respectively, the Company recognized $144.0 million and $111.8 million as revenue during the six months ended June 30, 2024 and 2023, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized in future periods. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $272.0 million, which consists of billed considerations of $221.3 million and unbilled considerations of $50.7 million, that the Company expects to recognize as revenue. As of June 30, 2024, the Company expects to recognize 82% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $3.3 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively, and $6.4 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of June 30, 2024 and December 31, 2023, bank deposits were $98.4 million and $81.1 million, respectively.

Marketable securities consist of the following:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$505	$—	$(1)	$504
Commercial paper	5,326	—	(12)	5,314
Corporate debt securities	104,632	—	(283)	104,349
Municipal securities	20,401	—	(43)	20,358
Government and agency debt	144,486	4	(422)	144,068
Total marketable securities	$275,350	$4	$(761)	$274,593

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$2,455	$—	$(21)	$2,434
Commercial paper	8,927	—	(6)	8,921
Corporate debt securities	162,515	234	(302)	162,447
Municipal securities	22,263	9	(36)	22,236
Government and agency debt	183,093	252	(250)	183,095
Total marketable securities	$379,253	$495	$(615)	$379,133

The following table summarizes the Company’s marketable securities by contractual maturities:

June 30, 2024
(in thousands)
Due in 1 year or less	$171,219
Due in 1 year through 2 years	103,374
Total	$274,593

The following tables present fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	June 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificates of deposit	$250	$(1)	$254	$—	$504	$(1)
Commercial paper	5,314	(12)	—	—	5,314	(12)
Corporate debt securities	88,112	(220)	14,746	(63)	102,858	(283)
Municipal securities	15,303	(41)	3,287	(2)	18,590	(43)
Government and agency debt	116,412	(368)	21,490	(54)	137,902	(422)
Total	$225,391	$(642)	$39,777	$(119)	$265,168	$(761)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificates of deposit	$250	$—	$2,175	$(21)	$2,425	$(21)
Commercial paper	8,921	(6)	—	—	8,921	(6)
Corporate debt securities	77,023	(177)	25,156	(125)	102,179	(302)
Municipal securities	7,071	(6)	4,215	(30)	11,286	(36)
Government and agency debt	99,236	(181)	8,972	(69)	108,208	(250)
Total	$192,501	$(370)	$40,518	$(245)	$233,019	$(615)

As of June 30, 2024 and December 31, 2023, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2024
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$174,364	$174,364	$—
Cash equivalents	174,364	174,364	—
Certificates of deposit	504	—	504
Commercial paper	5,314	—	5,314
Corporate debt securities	104,349	—	104,349
Municipal securities	20,358	—	20,358
Government and agency debt	144,068	—	144,068
Marketable securities	274,593	—	274,593
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	52	—	52
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	18	—	18
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$449,039	$174,364	$274,675
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$1,078	$—	$1,078
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	302	—	302
Total financial liabilities	$1,380	$—	$1,380

	December 31, 2023
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$40,646	$40,646	$—
Government and agency debt	5,498	—	5,498
Cash equivalents	46,144	40,646	5,498
Certificates of deposit	2,434	—	2,434
Commercial paper	8,921	—	8,921
Corporate debt securities	162,447	—	162,447
Municipal securities	22,236	—	22,236
Government and agency debt	183,095	—	183,095
Marketable securities	379,133	—	379,133
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	1,189	—	1,189
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	235	—	235
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$426,713	$40,646	$386,067
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$52	$—	$52
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	5	—	5
Total financial liabilities	$57	$—	$57

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its restricted cash, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of June 30, 2024 and December 31, 2023, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$67,685	$46,331
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	18,336	18,903
Total derivative instruments	$86,021	$65,234

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

The gains (losses) on foreign currency contracts were presented on the Condensed Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$(10)	$(94)	$10	$(181)	$—	$—	$—	$—
Research and development	(93)	(805)	94	(1,493)	—	—	—	—
Sales and marketing	(21)	(188)	25	(340)	—	—	—	—
General and administrative	(25)	(215)	26	(396)	—	—	—	—
Interest and other income, net	—	—	—	—	(339)	(414)	(562)	(819)
Total gains (losses) recognized in earnings	$(149)	$(1,302)	$155	$(2,410)	$(339)	$(414)	$(562)	$(819)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of June 30, 2024 are expected to be recognized as operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Computer and software	$10,569	$9,030
Furniture and office equipment	3,243	3,135
Leasehold improvements	6,136	6,069
Property and equipment, gross	19,948	18,234
Less: accumulated depreciation and amortization	(13,419)	(11,571)
Property and equipment, net	$6,529	$6,663

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation and benefits	$26,238	$25,166
Accrued expenses	13,720	10,649
Accrued expenses and other current liabilities	$39,958	$35,815

8. Intangible Assets, Net

Intangible assets consisted of the following as of June 30, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(32,841)	$17,506	1.8
Customer relationships	5,541	(3,259)	2,282	2.6
Other intangible assets	1,132	(930)	202	0.4
Total	$57,020	$(37,030)	$19,990

Intangible assets consisted of the following as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(27,779)	$22,568	2.3
Customer relationships	5,541	(2,786)	2,755	3.1
Other intangible assets	1,132	(687)	445	0.9
Total	$57,020	$(31,252)	$25,768

Amortization expenses for intangible assets were $2.9 million and $3.0 million for the three months ended June 30, 2024 and 2023, respectively, and $5.8 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively.

The expected future amortization expenses by year related to the intangible assets as of June 30, 2024 are as follows:

June 30, 2024
(in thousands)
Year Ending December 31,
2024 (Remainder)	$5,256
2025	9,110
2026	5,241
2027	383
Total	$19,990

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through March 2028.

Components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$2,275	$2,312	$4,550	$4,493
Short-term lease cost	213	202	389	314
Variable lease cost	115	110	218	206
Total operating lease cost	$2,603	$2,624	$5,157	$5,013

Supplementary cash flow information related to operating leases was as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash paid for operating leases	$4,499	$4,119
ROU assets obtained in exchange for new operating lease liabilities	$—	$2,867
Adjustment to ROU assets upon modification of existing lease	$164	$4,037

As of June 30, 2024, the weighted-average discount rate is 3.4% and the weighted-average remaining term is 2.4 years. Maturities of the Company’s operating lease liabilities as of June 30, 2024 were as follows:

June 30, 2024
(in thousands)
Year Ending December 31,
2024 (Remainder)	$4,298
2025	7,938
2026	4,595
2027	1,609
2028	156
Total operating lease payments	18,596
Less: imputed interest	(836)
Total operating lease liabilities	$17,760

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of June 30, 2024, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

June 30, 2024
(in thousands)
Year Ending December 31,
2024 (Remainder)	$2,352
2025	16,136
2026	2,976
2027	25
2028	25
Total	$21,514

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

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2023	5,110,390	$8.49	4.1	$134,171
Exercised	(1,547,880)	$4.92		$55,508
Forfeited	(27,200)	$15.69
Balance as of June 30, 2024	3,535,310	$10.00	4.4	$97,949
Exercisable as of June 30, 2024	3,155,059	$8.79	4.2	$91,095

Restricted Share Units

A summary of restricted share units (“RSU”) activity under the Company’s equity incentive plan and related information is as follows, including performance-based RSUs with market conditions:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	10,006,997	$25.91
Granted	2,549,375	$35.89
Vested	(2,182,157)	$26.83
Forfeited	(635,031)	$25.90
Unvested as of June 30, 2024	9,739,184	$28.34

The total release date fair value of RSUs was $79.7 million during the six months ended June 30, 2024.

Employee Share Purchase Plan

Effective January 1, 2024, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 1,061,148 shares pursuant to the terms of ESPP.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

June 30, 2024
Outstanding share options	3,535,310
Outstanding RSUs	9,739,184
Shares available for future issuance under the 2020 Plan	18,398,507
Shares available for future issuance under ESPP	5,164,907
Total ordinary shares reserved	36,837,908

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Condensed Consolidated Statements of Operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$3,247	$2,019	$6,339	$4,215
Research and development	10,175	7,798	19,842	14,970
Sales and marketing	10,440	6,740	20,253	13,213
General and administrative	4,794	4,765	9,508	8,836
Total share-based compensation expense	$28,656	$21,322	$55,942	$41,234

As of June 30, 2024, unrecognized share-based compensation cost related to unvested share-based compensation awards was $262.0 million, which is expected to be recognized over a weighted-average period of 2.7 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2023	$(124)	$1,137	$1,013
Other comprehensive loss before reclassifications	(553)	(2,008)	(2,561)
Net realized gains reclassified from AOCI	(24)	(155)	(179)
Other comprehensive loss	(577)	(2,163)	(2,740)
Balance as of June 30, 2024	$(701)	$(1,026)	$(1,727)

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2022	$(1,694)	$(1,078)	$(2,772)
Other comprehensive loss before reclassifications	(455)	(2,822)	(3,277)
Net realized losses reclassified from AOCI	162	2,410	2,572
Other comprehensive loss	(293)	(412)	(705)
Balance as of June 30, 2023	$(1,987)	$(1,490)	$(3,477)

13. Income Taxes

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in its valuation allowance. Income tax expense was $2.1 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively. The income tax expense for the periods consisted primarily of income taxes related to the Company’s operations in the United States.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during six months ended June 30, 2024, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Gross unrecognized tax benefits were $5.4 million as of June 30, 2024 and December 31, 2023. As of June 30, 2024, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(14,303)	$(15,467)	$(23,093)	$(36,276)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	108,944,738	102,512,578	107,985,044	101,890,022
Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(0.21)	$(0.36)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding share options	3,676,090	6,504,444	4,109,787	6,763,415
Unvested RSUs	10,036,118	8,467,120	10,054,824	8,260,848
Share purchase rights under the ESPP	132,704	184,891	146,629	191,078
Issuable ordinary shares related to business combination	—	55,466	—	55,466
Total	13,844,912	15,211,921	14,311,240	15,270,807

15. Subsequent Event

On July 9, 2024, the Company acquired 100% of the equity interest in Qwak AI Ltd. (“Qwak”), a privately-held company based in Israel, which offers an end-to-end platform for deploying, monitoring, and managing machine learning models at scale.

The acquisition is expected to enhance the Company’s machine learning model management capabilities, enabling users to streamline the machine learning model lifecycle from development to deployment.

The total consideration in exchange for Qwak’s outstanding shares and certain post-acquisition service was approximately $230.0 million, subject to adjustments, comprised of cash, the Company’s ordinary shares, and equity awards. Given the timing of the completion of the acquisition, the Company has not determined the fair value of assets acquired and liabilities assumed in the acquisition.

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 38% and 37% of our total revenue for the three and six months ended June 30, 2024, respectively, compared to 33% and 32% for the corresponding periods in 2023, respectively.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 50% and 49% of our total revenue for the three and six months ended June 30, 2024, respectively, compared to approximately 45% for each of the corresponding periods in 2023. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We generated revenue of $103.0 million and $84.2 million for the three months ended June 30, 2024 and 2023, respectively, representing 22% growth, and $203.4 million and $164.0 million for the six months ended June 30, 2024 and 2023, respectively, representing 24% growth. We have continued to invest in our business and had a net loss of $14.3 million and $15.5 million for the three months ended June 30, 2024 and 2023, respectively, and $23.1 million and $36.3 million for the six months ended June 30, 2024 and 2023, respectively.

Acquisition of Qwak AI Ltd.

On July 9, 2024, we completed the acquisition of Qwak AI Ltd. (“Qwak”), a privately-held company based in Israel, which offers an end-to-end platform for deploying, monitoring, and managing machine learning models at scale. The acquisition is expected to enhance our machine learning model management capabilities, enabling users to streamline the machine learning model lifecycle from development to deployment.

Israel-Hamas War

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against these terrorist organizations. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, Iran, and most recently, the Houthi movement which controls parts of Yemen. It is possible that these hostilities will escalate in the future into a greater regional conflict, and that additional terrorist organizations and countries could actively join the hostilities.

Although we are domiciled in Israel, we are a global, cloud-based company, with operations spanning numerous countries with redundant infrastructure and code located outside of Israel. We have activated and maintained a comprehensive three-pillar business continuity plan and have taken the necessary steps which we believe are in line with such plan, in an effort to ensure that our operations and service to our customers remain consistent. The first pillar is our internal plan focused on the safety of our employees in Israel and maintaining internal communication channels. The second pillar revolves around technology to support continuity of our services, security, cyber defense, and research and development. The third pillar is dedicated to our external-facing activities to promote continuity of customer engagements, support and external communication. While certain of our employees and consultants have been called into military service, there has been no major interruption or material adverse impact on our operating results as of the date of this Quarterly Report on Form 10-Q. We will continue to monitor the situation as it progresses.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of June 30, 2024 and 2023, our net dollar retention rate was 118% and 120%, respectively. We expect our net dollar retention rate to remain relatively stable, with minor fluctuations around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of June 30, 2024, 928 of our customers had ARR of $100,000 or more, increasing from 886 customers as of December 31, 2023. We had 42 customers with ARR of at least $1.0 million as of June 30, 2024, increasing from 37 customers as of December 31, 2023.

Acquiring New Customers

We believe there is a significant opportunity to grow the number of customers that use our platform. Our operating results and growth prospects will depend in part on our ability to attract new customers. To date, we have primarily relied on our self-service and inbound sales model to attract new customers. Prospective customers can evaluate and adopt our products through our free trials and open source software options. The costs associated with providing these free trials and open source software options are included in sales and marketing. While we believe we have a significant market opportunity that our platform addresses, we will need to continue to invest in customer support, research and development, and sales and marketing in order to address this opportunity.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$34,166	$15,581
Less: purchases of property and equipment	(1,573)	(773)
Free cash flow	$32,593	$14,808
Net cash provided by (used in) investing activities	$88,267	$(22,174)
Net cash provided by financing activities	$11,922	$7,683

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

Income Tax Expense

Income tax expense consists primarily of income taxes related to the United States and other foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on certain deferred tax assets in Israel as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$98,404	$79,467	$193,810	$154,010
License—self-managed	4,639	4,703	9,544	9,980
Total subscription revenue	103,043	84,170	203,354	163,990
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	21,748	18,231	42,207	36,434
License—self-managed(2)	145	218	290	436
Total cost of revenue—subscription	21,893	18,449	42,497	36,870
Gross profit	81,150	65,721	160,857	127,120
Operating expenses:
Research and development(1)(3)	37,117	33,544	72,949	68,430
Sales and marketing(1)(2)(3)	45,896	36,352	89,467	71,838
General and administrative(1)(3)	17,264	14,732	34,204	28,972
Total operating expenses	100,277	84,628	196,620	169,240
Operating loss	(19,127)	(18,907)	(35,763)	(42,120)
Interest and other income, net	6,898	4,896	13,985	8,888
Loss before income taxes	(12,229)	(14,011)	(21,778)	(33,232)
Income tax expense	2,074	1,456	1,315	3,044
Net loss	$(14,303)	$(15,467)	$(23,093)	$(36,276)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$3,247	$2,019	$6,339	$4,215
Research and development	10,175	7,798	19,842	14,970
Sales and marketing	10,440	6,740	20,253	13,213
General and administrative	4,794	4,765	9,508	8,836
Total share-based compensation expense	$28,656	$21,322	$55,942	$41,234

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,386	$2,387	$4,772	$4,774
Cost of revenue: license—self-managed	145	218	290	436
Sales and marketing	358	358	716	716
Total amortization expense of acquired intangible assets	$2,889	$2,963	$5,778	$5,926

(3) Includes acquisition-related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4	$5	$8	$10
Research and development	489	2,745	977	5,680
Sales and marketing	32	—	64	70
General and administrative	674	64	676	140
Total acquisition-related costs	$1,199	$2,814	$1,725	$5,900

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription—self-managed and SaaS	95%	94%	95%	94%
License—self-managed	5	6	5	6
Total subscription revenue	100	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	21	22	21	22
License—self-managed	—	—	—	—
Total cost of revenue—subscription	21	22	21	22
Gross profit	79	78	79	78
Operating expenses:
Research and development	36	40	36	42
Sales and marketing	45	43	44	44
General and administrative	17	17	17	18
Total operating expenses	98	100	97	104
Operating loss	(19)	(22)	(18)	(26)
Interest and other income, net	7	5	7	6
Loss before income taxes	(12)	(17)	(11)	(20)
Income tax expense	2	1	—	2
Net loss	(14)%	(18)%	(11)%	(22)%

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$98,404	$79,467	$18,937	24%
License—self-managed	4,639	4,703	(64)	(1)%
Total subscription revenue	$103,043	$84,170	$18,873	22%

The increase in total subscription revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 consisted of approximately $15.5 million in growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$21,748	$18,231	$3,517	19%
License—self-managed	145	218	(73)	(33)%
Total cost of revenue—subscription	$21,893	$18,449	$3,444	19%
Gross margin	79%	78%

Total cost of revenue increased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to an increase of $2.2 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions and an increase of $1.2 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin increased slightly for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to lower costs associated with software and subscription services.

Operating Expenses

Research and Development

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$37,117	$33,544	$3,573	11%

Research and development expense increased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to an increase of $2.4 million in personnel-related expenses mainly as a result of increased headcount, an increase of $2.4 million in share-based compensation expense, and an increase of $0.6 million in costs of development environments and tools, partially offset by the absence of $2.4 million in compensation expense associated with the acquisition holdback arrangements which ended in July 2023.

Sales and Marketing

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$45,896	$36,352	$9,544	26%

Sales and marketing expense increased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to an increase of $3.7 million in share-based compensation expense, an increase of $3.0 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $0.9 million in commissions.

General and Administrative

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$17,264	$14,732	$2,532	17%

General and administrative expense increased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to an increase of $1.4 million in professional fees mainly related to legal services for our acquisition of Qwak, recruiting, and other consulting services and an increase of $1.1 million personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$3,247	$2,019	$1,228	61%
Research and development	10,175	7,798	2,377	30%
Sales and marketing	10,440	6,740	3,700	55%
General and administrative	4,794	4,765	29	1%
Total share-based compensation expense	$28,656	$21,322	$7,334	34%

Share-based compensation expenses increased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to grants to new and existing employees.

Interest and Other Income, Net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$6,898	$4,896	$2,002	41%

Interest and other income, net increased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to higher interest income on deposits and marketable securities as a result of higher investment balances and higher interest rates.

Income Tax Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$2,074	$1,456	$618	42%
Effective income tax rate	(17)%	(10)%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$193,810	$154,010	$39,800	26%
License—self-managed	9,544	9,980	(436)	(4)%
Total subscription revenue	$203,354	$163,990	$39,364	24%

The increase in total subscription revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 consisted of approximately $33.5 million in growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$42,207	$36,434	$5,773	16%
License—self-managed	290	436	(146)	(33)%
Total cost of revenue—subscription	$42,497	$36,870	$5,627	15%
Gross margin	79%	78%

Total cost of revenue increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase of $4.0 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions, an increase of $2.1 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $1.3 million in personnel-related expenses mainly as a result of increased headcount, partially offset by a decrease of $1.4 million in costs associated with software and subscription services.

Gross margin increased slightly for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower costs associated with software and subscription services.

Operating Expenses

Research and Development

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$72,949	$68,430	$4,519	7%

Research and development expense increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase of $4.9 million in share-based compensation expense, an increase of $2.7 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.0 million in costs of development environments and tools, partially offset by the absence of $4.8 million in compensation expense associated with the acquisition holdback arrangements which ended in July 2023.

Sales and Marketing

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$89,467	$71,838	$17,629	25%

Sales and marketing expense increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase of $7.0 million in share-based compensation expense, an increase of $6.3 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.9 million in commissions.

General and Administrative

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$34,204	$28,972	$5,232	18%

General and administrative expense increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase of $2.2 million in personnel-related expenses mainly as a result of increased headcount and an increase of $2.0 million in professional fees mainly related to legal services for our acquisition of Qwak, recruiting, and other consulting services.

Share-based Compensation Expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$6,339	$4,215	$2,124	50%
Research and development	19,842	14,970	4,872	33
Sales and marketing	20,253	13,213	7,040	53
General and administrative	9,508	8,836	672	8
Total share-based compensation expense	$55,942	$41,234	$14,708	36%

Share-based compensation expenses increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily attributable to grants to new and existing employees.

Interest and Other Income, Net

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$13,985	$8,888	$5,097	57%

Interest and other income, net increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to higher interest income on deposits and marketable securities as a result of higher investment balances and higher interest rates.

Income Tax Expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$1,315	$3,044	$(1,729)	(57)%
Effective income tax rate	(6)%	(9)%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash generated from operations and sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and business and asset acquisitions.

As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $591.3 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term. Upon the closing of the Qwak acquisition on July 9, 2024, we paid an aggregate of $163.7 million cash, pursuant to the share purchase agreement.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$34,166	$15,581
Net cash provided by (used in) investing activities	$88,267	$(22,174)
Net cash provided by financing activities	$11,922	$7,683

Operating Activities

Net cash provided by operating activities of $34.2 million for six months ended June 30, 2024 was related to our net loss of $23.1 million adjusted for non-cash charges of $64.4 million, including share-based compensation expense of $55.9 million and depreciation and amortization expense of $7.6 million, and net cash outflow of $7.1 million from changes in our operating assets and liabilities. The changes in our operating assets and liabilities were primarily related to an increase of $5.6 million in accounts receivable, an increase of $5.0 million in prepaid expense and other assets due to timing of payments, and a decrease of $4.2 million in operating lease liabilities as a result of payments. The outflows were partially offset by an increase of $7.2 million in deferred revenue. The increases in accounts receivable and deferred revenue were driven by higher sales.

Net cash provided by operating activities of $15.6 million for the six months ended June 30, 2023 was related to our net loss of $36.3 million adjusted for non-cash charges of $49.6 million, including share-based compensation expense of $41.2 million and depreciation and amortization expense of $7.7 million, and changes in our operating assets and liabilities of $2.3 million. The changes in our operating assets and liabilities were primarily related to an increase of $8.7 million in deferred revenue driven by higher sales and an increase of $3.0 million in accrued expenses and other liabilities primarily due to higher income tax obligations, partially offset by a decrease of $3.8 million in operating lease liabilities as a result of payments, an increase of $2.0 million in prepaid assets and other assets primarily due to higher accrued interest receivable, a decrease of $1.9 million in accounts payable due to timing of payments, and an increase of $1.6 million in deferred contract acquisition costs related to capitalized commissions.

Investing Activities

Net cash provided by investing activities of $88.3 million for the six months ended June 30, 2024 consisted primarily of the net proceeds from maturities and sales of short-term investments of $89.8 million.

Net cash used in investing activities of $22.2 million for the six months ended June 30, 2023 consisted primarily of the net purchase of short-term investments of $21.4 million.

Financing Activities

Net cash provided by financing activities of $11.9 million for the six months ended June 30, 2024 consisted primarily of proceeds from exercise of share options of $7.7 million and proceeds from employee share purchases under our ESPP of $4.5 million.

Net cash provided by financing activities of $7.7 million for the six months ended June 30, 2023 consisted primarily of proceeds from employee share purchases under our ESPP of $3.5 million and proceeds from exercise of share options of $3.4 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of June 30, 2024:

		Payments Due by Period
	Total	2024 (Remainder)	2025 and Thereafter
	(in thousands)
Operating lease obligations	$18,596	$4,298	$14,298
Purchase obligations	21,514	2,352	19,162
Total	$40,110	$6,650	$33,460

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the six months ended June 30, 2024.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three and six months ended June 30, 2024.

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

As of June 30, 2024, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A hypothetical 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of June 30, 2024.

Interest Rate Risk

As of June 30, 2024, we had cash and cash equivalents of $218.3 million, and short-term investments of $373.0 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of June 30, 2024.

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
•
The markets for our products are evolving and may develop more slowly or differently than we expect. Our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving markets.
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

We have experienced rapid growth and increased demand for our products. Our total number of customers has grown to approximately 7,400 organizations as of December 31, 2023 from approximately 7,200 organizations as of December 31, 2022. Our employee headcount has also increased from approximately 1,300 as of December 31, 2022 to approximately 1,400 as of December 31, 2023. We expect to continue to grow our headcount organically over the next year. The growth and expansion of our business places a continuous significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

In 2023, we released Artifactory and Platform features to become a system of record for machine learning models that fuel artificial intelligence (“AI”) innovations in the software supply chain, enhancements to JFrog Advanced Security including SAST, and a new security product, JFrog Curation. These enhancements and releases represent an expansion beyond our core developer/operations (DevOps) business, delving more deeply into software security (DevSecOps) and machine learning model management (MLOps). We may not be able to sustain the pace of improvements to our products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.

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

Our total revenue for the three months ended June 30, 2024 and 2023 was $103.0 million and $84.2 million, respectively, representing 22% growth, and $203.4 million and $164.0 million for the six months ended June 30, 2024 and 2023, respectively, representing 24% growth. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. For example, we experienced slowed growth during the COVID-19 pandemic. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, the protracted conflict in the Middle East, and global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our ordinary shares could be adversely affected.

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

Although we have recently achieved positive operating cash flow and free cash flow, we have incurred annual losses since our incorporation. We incurred a net loss of $61.3 million, $90.2 million and $64.2 million in the years ended December 31, 2023, 2022 and 2021, respectively. We had an accumulated deficit of $290.4 million as of December 31, 2023. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our products, broaden our customer base, expand our sales and marketing activities, including building a customer success team and continuing to invest in our strategic sales team, expanding our operations, integrating the operations of Qwak following the closing of the acquisition in July 2024, hiring additional employees, and continuing to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining positive operating cash flow and free cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

The markets for our products are evolving and may develop more slowly or differently than we expect. Our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving markets.

The markets for our products are rapidly evolving and unproven. Accordingly, it is difficult to predict customer adoption and renewals and demand for our platform and our products, the entry of competitive products, the success of existing competitive products, or the future growth rate, expansion, longevity, and the size of the DevOps, DevSecOps, MLOps, and software release management software markets. The expansion of and our ability to penetrate these new and evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with DevOps, DevSecOps, and MLOps technologies, as well as the ability of DevOps workflows to improve critical steps in the lifecycle of software, including managing software security. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including our platform and products, may be negatively affected. If DevOps, DevSecOps, and software release management software do not continue to achieve market acceptance, or there is a reduction in demand caused by decreased customer acceptance, technological challenges, weakening economic conditions, privacy, data protection and data security concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which could adversely affect our business, financial condition, and results of operations.

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
•
fluctuations in share-based compensation expense, including as a result of our acquisition activity;
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

•
the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies, including our recent acquisition of Qwak;
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
•
fluctuations in foreign currency exchange rates; and
•
the timing and success of new products introduced by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or partners.

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

To keep pace with technological and competitive developments we have in the past invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products, and other assets that expand the products that we can offer our customers. For example, in 2021, we acquired Vdoo Connected Trust Ltd. (“Vdoo”), a privately-held security company, and Upswift Ltd. (“Upswift”), a cloud-based platform company and creator of connected device management software for developers, and in July 2024, we acquired Qwak, a privately-held AI development platform company. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers or that will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and use cases of our products, develop new products, quickly resolve security vulnerabilities, or if our efforts to increase the use cases of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.

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

Historically, we have experienced seasonality in customer bookings, as we typically enter into a higher percentage of subscription agreements with new customers and renewals with existing customers in our fourth quarter. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. We expect that this seasonality will continue to affect our bookings, deferred revenue, and our results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and results of operations. For example, following the departure of our Chief Financial Officer in the last twelve months, we have hired both a new Chief Financial Officer and Chief Legal Officer, and our Chief Data Scientist has recently transitioned to a consulting role. Although we have entered into employment agreements with our key personnel, employment in the U.S. is generally for no specific duration and constitutes at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products.

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

Our relatively limited operating history as a publicly traded company may make it difficult for investors to evaluate our current business and prospects and may increase the risks associated with your investment.

We were founded in 2008 and our ordinary shares started trading on Nasdaq Global Select Market in September 2020. Our relatively limited operating history as a publicly traded company may make it difficult for investors to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries. If we do not address these risks successfully, our business and results of operations will be adversely affected, and the market price of our ordinary shares could decline.

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

As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business, such as our Vdoo and Upswift acquisitions in 2021 and our acquisition of Qwak in July 2024. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully.

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

We have incorporated machine learning and AI technologies in our offerings and business, including developing new product features using AI technologies. AI technology may become more important to our operations or to our future growth over time. We may fail to properly implement or market our use of AI technology. Our products and systems may become targets for abuse powered by AI, and our support for MLOps may fall behind existing standards which are changing rapidly. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

AI technology also may be the subject of new or modified legal and regulatory obligations. For example, the EU AI Act (the “AI Act”) will impose obligations on providers and users of artificial intelligence. Under the AI Act, fines can reach up to €35 million or 7% of global income. The AI Act may impact the incorporation of AI technologies into our offerings and business in Europe. Other countries, including the U.S. at both the state and federal level, are increasingly looking to regulate AI. For example, on October 30, 2023, the Biden Administration issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, and several AI bills have been introduced in Congress. Other countries, including Brazil, China, Greece, India, Israel, and Thailand are contemplating laws regulating AI.

Uncertainty regarding new and emerging AI technologies, such as generative AI, may require us to incur additional expenses to research and integrate generative AI, or other emerging AI technologies, into our future product offerings and our internal systems. Any such research, implementation, and integration may be costly and could impact our results of operations. Additionally, AI may create content that appears correct but is factually inaccurate or flawed. Our use of AI technology may expose us to additional claims, demands, and proceedings by private parties, customers, and regulatory authorities and subject us to legal liability as well as brand and reputational harm, confidentiality or security risks, competitive harm, ethical and social concerns, or other complications that could adversely affect our business, reputation, or financial results.

Expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social and governance (“ESG”) matters, both in the U.S. and internationally. We have undertaken and expect to continue to undertake certain ESG-related initiatives, goals, and commitments, which we have communicated on our website, in our SEC filings, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope, or nature of these initiatives, goals, or commitments, or for any revisions to them. Stakeholders could also challenge the accuracy, adequacy, or completeness of our ESG-related disclosures. Our actual or perceived failure to achieve some or all of our ESG-related initiatives, goals, or commitments or maintain ESG practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers, and expose us to increased scrutiny from ESG-focused investors, regulatory authorities, and others, or subject us to liability. Damage to our reputation or reduced demand for our products may adversely impact our business, financial condition, or results of operations.

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

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not yet been fully addressed by lawmakers or courts, and the use of third party AI in our products offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our products infringe, misappropriate, or violate their rights, the litigation could be expensive and could divert our management resources.

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

Within the U.S., we anticipate increasing regulation of privacy, data protection, and data security, including the adoption of more stringent laws. For example, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA, among other things, provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required us to modify our data practices and policies and to incur certain costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states have proposed or enacted privacy, data protection, and data security laws, including, for example, Washington’s My Health, My Data Act, and other laws similar to the CCPA such as in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Florida, Delaware, New Jersey, Texas, Kentucky, Maryland, Minnesota, New

Hampshire, Nebraska, and Rhode Island. These newly proposed or enacted laws could increase our potential liability and adversely affect our business.

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

Security breaches and other security incidents that affect us may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our vendors or service providers’ systems and networks have not been breached or that they do not contain exploitable vulnerabilities, defects, or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. In addition, our customers and users may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data, including information about their software, source code, and security environment, stored within our products. As we continue to expand the products that we can offer our customers, including through the acquisition of complementary businesses, such as our acquisition of Vdoo in 2021 and our acquisition of Qwak in July 2024, and through internal development, such as developing new security services, our products could have access to more sensitive information of our customers, which could result in greater adverse effects from security breaches and other security incidents. Also, our expansion into new services and products could subject us to additional regulations. In addition, we are subject to other laws and regulations that obligate us to employ reasonable security measures. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Certain vulnerabilities under certain circumstances could be exploited if our customers do not patch vulnerable versions of the product. In the future, we also may experience security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, malwares, or similar breaches or disruptions. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents.

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

Our primary research and development operations are located in Israel. As of June 30, 2024, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of June 30, 2024, we had employees located primarily in nine countries. Our current international operations involve, and future initiatives will involve, a variety of risks, including:

•
unexpected changes in practices, tariffs, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions;
•
different labor regulations, especially in the EU and India, where labor laws are generally more advantageous to employees as compared to the U.S., including differing hourly wages and overtime regulations in these locations;
•
exposure to many stringent and potentially inconsistent laws and regulations relating to privacy, data protection, AI, and data security, particularly in the EU;
•
changes in a specific country’s or region’s political or economic conditions, such as the war between Israel and Hamas and the war between Russia and Ukraine and the associated geopolitical tensions and regional instability, as well as economic sanctions the U.S., the EU, and other countries have imposed on Russia and certain of its allies and the impact of the foregoing on the global economy;
•
risks resulting from changes in currency exchange rates, in particular, fluctuations in the value of the NIS compared to the U.S. dollar;
•
challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
•
risks relating to the implementation of exchange controls, including restrictions promulgated by the OFAC, and other similar trade protection regulations and measures in the U.S., the EU, or in other jurisdictions;
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

We collect sales, value added, and other similar taxes in a number of jurisdictions. One or more U.S. states or countries may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. Further, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc. et al, (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, U.S. states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the United Kingdom and France, introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. A successful assertion by a U.S. state or local government, or other country or jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services, or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.

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

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned approximately 21% of our ordinary shares outstanding as of June 30, 2024. As a result, these shareholders, acting together, will have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

Sales of a substantial number of ordinary shares in the public market, particularly sales by our directors, executive officers, and significant shareholders, or the perception that these sales could occur, could adversely affect the market price of our ordinary shares and may make it more difficult for you to sell your ordinary shares at a time and price that you deem appropriate. We have also registered the offer and sale of all ordinary shares that we may issue under our equity compensation plan and employee stock purchase plan.

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

It may be difficult to enforce a U.S. judgment against us, our officers and directors in Israel or the U.S., or to assert U.S. securities laws claims in Israel or serve process on our Israeli officers and directors.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Consulting Services Agreement between the Registrant and Frederic Simon, dated June 4, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Document.
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.

_________________________________________

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

Date:	August 8, 2024	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2024	By:		/s/ Eduard Grabscheid
			Name:	Eduard Grabscheid
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)