Form 10-Q
period 2024-09-30
JFrog Ltd
filed 2024-11-08
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 111,563,211 ordinary shares, NIS 0.01 par value per share, outstanding.

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
•
market acceptance of our products;
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions or war, such as the war between Hamas, Hezbollah, certain other factions and Israel and the war in Ukraine, on our business, results of operations and financial condition;
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$62,246	$84,765
Short-term investments	405,540	460,245
Accounts receivable, net	92,892	76,437
Deferred contract acquisition costs	14,929	11,378
Prepaid expenses and other current assets	17,769	12,976
Total current assets	593,376	645,801
Property and equipment, net	6,051	6,663
Deferred contract acquisition costs, noncurrent	22,631	18,032
Operating lease right-of-use assets	16,268	22,427
Intangible assets, net	66,739	25,768
Goodwill	371,377	247,955
Other assets, noncurrent	4,447	5,910
Total assets	$1,080,889	$972,556
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,282	$16,970
Accrued expenses and other current liabilities	43,803	35,815
Operating lease liabilities	8,150	8,272
Deferred revenue	223,985	201,118
Total current liabilities	292,220	262,175
Deferred revenue, noncurrent	20,257	12,987
Operating lease liabilities, noncurrent	7,693	13,954
Other liabilities, noncurrent	4,513	4,317
Total liabilities	324,683	293,433
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 111,556,211 and 106,114,892 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	312	297
Additional paid-in capital	1,091,910	968,245
Accumulated other comprehensive income	454	1,013
Accumulated deficit	(336,470)	(290,432)
Total shareholders’ equity	756,206	679,123
Total liabilities and shareholders’ equity	$1,080,889	$972,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription—self-managed and SaaS	$103,487	$84,131	$297,297	$238,141
License—self-managed	5,569	4,505	15,113	14,485
Total subscription revenue	109,056	88,636	312,410	252,626
Cost of revenue:
Subscription—self-managed and SaaS	27,156	19,532	69,363	55,966
License—self-managed	135	218	425	654
Total cost of revenue—subscription	27,291	19,750	69,788	56,620
Gross profit	81,765	68,886	242,622	196,006
Operating expenses:
Research and development	42,996	33,358	115,945	101,788
Sales and marketing	50,956	37,915	140,423	109,753
General and administrative	17,733	15,663	51,937	44,635
Total operating expenses	111,685	86,936	308,305	256,176
Operating loss	(29,920)	(18,050)	(65,683)	(60,170)
Interest and other income, net	5,705	5,733	19,690	14,621
Loss before income taxes	(24,215)	(12,317)	(45,993)	(45,549)
Income tax expense (benefit)	(1,270)	1,430	45	4,474
Net loss	$(22,945)	$(13,747)	$(46,038)	$(50,023)

Net loss per share, basic and diluted	$(0.21)	$(0.13)	$(0.42)	$(0.49)
Weighted-average shares used in computing net loss per share, basic and diluted	110,771,942	104,134,649	108,920,791	102,646,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(22,945)	$(13,747)	$(46,038)	$(50,023)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on available-for-sale marketable securities, net of tax	1,588	449	1,011	156
Net change in unrealized gains (losses) on derivative instruments, net of tax	593	(414)	(1,570)	(826)
Other comprehensive income (loss), net of tax	2,181	35	(559)	(670)
Comprehensive loss	$(20,764)	$(13,712)	$(46,597)	$(50,693)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2024
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2024	110,022,835	$308	$1,036,377	$(1,727)	$(313,525)	$721,433
Issuance of ordinary shares upon exercise of share options	127,908	—	1,097	—	—	1,097
Issuance of ordinary shares upon release of restricted share units	848,213	2	(2)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	180,074	1	4,249	—	—	4,250
Issuance of ordinary shares related to business combination	377,181	1	13,419	—	—	13,420
Issuance of replacement awards attributable to pre-combination service in business combination	—	—	375	—	—	375
Share-based compensation expense	—	—	36,395	—	—	36,395
Other comprehensive income, net of tax	—	—	—	2,181	—	2,181
Net loss	—	—	—	—	(22,945)	(22,945)
Balance as of September 30, 2024	111,556,211	$312	$1,091,910	$454	$(336,470)	$756,206

	Three Months Ended September 30, 2023
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2023	103,620,107	$290	$904,531	$(3,477)	$(265,452)	$635,892
Issuance of ordinary shares upon exercise of share options	382,742	2	2,064	—	—	2,066
Issuance of ordinary shares upon release of restricted share units	644,820	2	(2)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	161,730	—	3,166	—	—	3,166
Issuance of ordinary shares related to business combination	55,466	—	—	—	—	—
Share-based compensation expense	—	—	25,686	—	—	25,686
Other comprehensive income, net of tax	—	—	—	35	—	35
Net loss	—	—	—	—	(13,747)	(13,747)
Balance as of September 30, 2023	104,864,865	$294	$935,445	$(3,442)	$(279,199)	$653,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2024
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2023	106,114,892	$297	$968,245	$1,013	$(290,432)	$679,123
Issuance of ordinary shares upon exercise of share options	1,675,788	5	8,799	—	—	8,804
Issuance of ordinary shares upon release of restricted share units	3,030,370	8	(8)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	357,980	1	8,743	—	—	8,744
Issuance of ordinary shares related to business combination	377,181	1	13,419	—	—	13,420
Issuance of replacement awards attributable to pre-combination service in business combination	—	—	375	—	—	375
Share-based compensation expense	—	—	92,337	—	—	92,337
Other comprehensive loss, net of tax	—	—	—	(559)	—	(559)
Net loss	—	—	—	—	(46,038)	(46,038)
Balance as of September 30, 2024	111,556,211	$312	$1,091,910	$454	$(336,470)	$756,206

	Nine Months Ended September 30, 2023
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	100,907,857	$283	$856,438	$(2,772)	$(229,176)	$624,773
Issuance of ordinary shares upon exercise of share options	1,290,378	4	5,429	—	—	5,433
Issuance of ordinary shares upon release of restricted share units	2,242,046	6	(6)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	369,118	1	6,664	—	—	6,665
Issuance of ordinary shares related to business combination	55,466	—	—	—	—	—
Share-based compensation expense	—	—	66,920	—	—	66,920
Other comprehensive loss, net of tax	—	—	—	(670)	—	(670)
Net loss	—	—	—	—	(50,023)	(50,023)
Balance as of September 30, 2023	104,864,865	$294	$935,445	$(3,442)	$(279,199)	$653,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(46,038)	$(50,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,605	11,512
Share-based compensation expense	92,337	66,920
Non-cash operating lease expense	6,323	6,294
Net amortization of premium or discount on investments	(5,134)	(4,588)
Losses (gains) on foreign exchange	360	(869)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(15,782)	1,337
Prepaid expenses and other assets	(6,923)	530
Deferred contract acquisition costs	(8,150)	(4,769)
Accounts payable	(1,669)	(119)
Accrued expenses and other liabilities	7,958	4,935
Operating lease liabilities	(6,207)	(5,818)
Deferred revenue	30,126	16,220
Net cash provided by operating activities	61,806	41,562
Cash flows from investing activities:
Purchases of short-term investments	(379,546)	(303,310)
Maturities and sales of short-term investments	439,067	266,847
Purchases of property and equipment	(2,509)	(1,364)
Acquisition of business, net of cash acquired	(156,714)	—
Net cash used in investing activities	(99,702)	(37,827)
Cash flows from financing activities:
Proceeds from exercise of share options	8,804	5,433
Proceeds from employee share purchase plan	8,744	6,665
Payments to tax authorities from employee equity transactions, net	(724)	(332)
Net cash provided by financing activities	16,824	11,766
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(700)	(112)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(21,772)	15,389
Cash, cash equivalents, and restricted cash—beginning of period	84,777	45,607
Cash, cash equivalents, and restricted cash—end of period	$63,005	$60,996
Supplemental disclosure of noncash investing and financing activities:
Fair value of ordinary shares issued as consideration for business acquisition	$13,420	$—
fair value of replacement awards in business acquisition	$375	$—
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$62,246	$60,984
Restricted cash included in prepaid expenses and other current assets	759	12
Total cash, cash equivalents, and restricted cash	$63,005	$60,996

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2024, the Company’s consolidated results of operations and shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the nine months ended September 30, 2024.

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $5.8 million and $6.1 million for the three months ended September 30, 2024 and 2023, respectively, and $20.1 million and $15.6 million for the nine months ended September 30, 2024 and 2023, respectively. Foreign exchange gains (losses) were not material for the periods presented.

Geographical Information

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	September 30, 2024	December 31, 2023
	(in thousands)
United States	$6,480	$8,566
Israel	12,389	15,888
India	3,179	4,054
Rest of world	271	582
Total long-lived assets	$22,319	$29,090

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

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$66,703	61%	$58,022	65%	$193,858	62%	$169,332	67%
Subscription	61,134	56	53,517	60	178,745	57	154,847	61
License	5,569	5	4,505	5	15,113	5	14,485	6
SaaS	42,353	39	30,614	35	118,552	38	83,294	33
Total subscription revenue	$109,056	100%	$88,636	100%	$312,410	100%	$252,626	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$65,893	60%	$55,162	62%	$188,884	60%	$156,440	62%
Israel	3,267	3	2,216	3	9,032	3	6,490	3
Rest of world	39,896	37	31,258	35	114,494	37	89,696	35
Total subscription revenue	$109,056	100%	$88,636	100%	$312,410	100%	$252,626	100%

Contract Balances

Of the $221.3 million and $184.4 million of deferred revenue recorded as of June 30, 2024 and 2023, respectively, the Company recognized $88.1 million and $69.1 million as revenue during the three months ended September 30, 2024 and 2023, respectively. Of the $214.1 million and $175.7 million of deferred revenue recorded as of December 31, 2023 and 2022, respectively, the Company recognized $182.7 million and $146.4 million as revenue during the nine months ended September 30, 2024 and 2023, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized in future periods. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $346.1 million, which consists of billed considerations of $244.2 million and unbilled considerations of $101.9 million, that the Company expects to recognize as revenue. As of September 30, 2024, the Company expects to recognize 71% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $3.7 million and $2.7 million for the three months ended September 30, 2024 and 2023, respectively, and $10.1 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Significant Customers

As of September 30, 2024, one customer accounted for approximately 11% of the Company’s accounts receivable. No single customer accounted for 10% or more of accounts receivable as of December 31, 2023. No single customer accounted for more than 10% of total revenue for the periods presented.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of September 30, 2024 and December 31, 2023, bank deposits were $92.6 million and $81.1 million, respectively.

Marketable securities consist of the following:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$251	$1	$—	$252
Commercial paper	4,395	12	—	4,407
Corporate debt securities	138,452	517	(25)	138,944
Municipal securities	14,599	45	—	14,644
Government and agency debt	154,315	426	(36)	154,705
Total marketable securities	$312,012	$1,001	$(61)	$312,952

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$2,455	$—	$(21)	$2,434
Commercial paper	8,927	—	(6)	8,921
Corporate debt securities	162,515	234	(302)	162,447
Municipal securities	22,263	9	(36)	22,236
Government and agency debt	183,093	252	(250)	183,095
Total marketable securities	$379,253	$495	$(615)	$379,133

The following table summarizes the Company’s marketable securities by contractual maturities:

September 30, 2024
(in thousands)
Due in 1 year or less	$223,787
Due in 1 year through 2 years	89,165
Total	$312,952

The following tables present fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	September 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$14,304	$(18)	$8,540	$(7)	$22,844	$(25)
Government and agency debt	33,614	(35)	4,096	(1)	37,710	(36)
Total	$47,918	$(53)	$12,636	$(8)	$60,554	$(61)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificates of deposit	$250	$—	$2,175	$(21)	$2,425	$(21)
Commercial paper	8,921	(6)	—	—	8,921	(6)
Corporate debt securities	77,023	(177)	25,156	(125)	102,179	(302)
Municipal securities	7,071	(6)	4,215	(30)	11,286	(36)
Government and agency debt	99,236	(181)	8,972	(69)	108,208	(250)
Total	$192,501	$(370)	$40,518	$(245)	$233,019	$(615)

As of September 30, 2024 and December 31, 2023, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 13, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2024
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$22,629	$22,629	$—
Corporate debt securities	334	—	334
Cash equivalents	22,963	22,629	334
Certificates of deposit	252	—	252
Commercial paper	4,407	—	4,407
Corporate debt securities	138,944	—	138,944
Municipal securities	14,644	—	14,644
Government and agency debt	154,705	—	154,705
Marketable securities	312,952	—	312,952
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	312	—	312
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$336,239	$22,629	$313,610
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$745	$—	$745
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	147	—	147
Total financial liabilities	$892	$—	$892

	December 31, 2023
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$40,646	$40,646	$—
Government and agency debt	5,498	—	5,498
Cash equivalents	46,144	40,646	5,498
Certificates of deposit	2,434	—	2,434
Commercial paper	8,921	—	8,921
Corporate debt securities	162,447	—	162,447
Municipal securities	22,236	—	22,236
Government and agency debt	183,095	—	183,095
Marketable securities	379,133	—	379,133
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	1,189	—	1,189
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	235	—	235
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$426,713	$40,646	$386,067
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$52	$—	$52
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	5	—	5
Total financial liabilities	$57	$—	$57

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its restricted cash, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of September 30, 2024 and December 31, 2023, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$77,483	$46,331
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	15,663	18,903
Total derivative instruments	$93,146	$65,234

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

The gains (losses) on foreign currency contracts were presented on the Condensed Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$(5)	$(111)	$5	$(292)	$—	$—	$—	$—
Research and development	(51)	(929)	43	(2,422)	—	—	—	—
Sales and marketing	(11)	(219)	14	(559)	—	—	—	—
General and administrative	(12)	(252)	14	(648)	—	—	—	—
Interest and other income, net	—	—	—	—	247	(506)	(315)	(1,325)
Total gains (losses) recognized in earnings	$(79)	$(1,511)	$76	$(3,921)	$247	$(506)	$(315)	$(1,325)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 13, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of September 30, 2024 are expected to be recognized as cost of revenue or operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Computer and software	$11,145	$9,030
Furniture and office equipment	3,307	3,135
Leasehold improvements	6,010	6,069
Property and equipment, gross	20,462	18,234
Less: accumulated depreciation and amortization	(14,411)	(11,571)
Property and equipment, net	$6,051	$6,663

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation and benefits	$29,257	$25,166
Accrued expenses	14,546	10,649
Accrued expenses and other current liabilities	$43,803	$35,815

8. Business Combination

On July 9, 2024, the Company acquired all outstanding shares of Qwak AI Ltd. (“Qwak”), a privately-held company based in Israel, which offers an end-to-end platform for deploying, monitoring, and managing machine learning models at scale. The acquisition is expected to enhance the Company’s machine learning model management capabilities, enabling users to streamline the machine learning model lifecycle from development to deployment.

The preliminary purchase consideration consisted of the following, subject to net working capital adjustments:

Fair Value
(in thousands, except share)
Cash	$163,686
JFrog’s ordinary shares (377,181 shares)	13,420
Replacement restricted share units (1)	375
Total	$177,481

_________________________________________

(1) The replacement restricted share units (“RSU”) had a total fair value of $8.9 million, of which $0.4 million attributable to pre-acquisition service was part of the purchase consideration. The remaining $8.5 million is recognized as share-based compensation expense over the vesting period of approximately 4 years.

The acquisition also included a holdback arrangement with certain employees of Qwak, totaling $17.0 million in cash and 754,360 of the Company’s ordinary shares with a fair value of $26.8 million. The consideration will vest in three equal annual installments on the anniversary of the acquisition date. In addition, the Company agreed to pay retention bonuses of approximately $2.2 million to Qwak continuing employees over 2 years from the acquisition date. Both the vesting and payout of the holdback and the retention bonuses are subject to continued employment, and as a result, they are recognized as compensation expense over the requisite service periods.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed, subject to subsequent adjustments as the Company may obtain additional information during the measurement period:

July 9, 2024
(in thousands)
Cash, cash equivalents and restricted cash	$6,972
Other current assets	826
Intangible assets	52,636
Goodwill	123,422
Other noncurrent assets	118
Current liabilities	(2,252)
Deferred tax liabilities, net	(4,241)
Total purchase consideration	$177,481

Goodwill is primarily attributable to expected synergies arising from expanded product and service offerings. Goodwill is not deductible for income tax purposes. The following table presents components of the identified intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair value	Useful Life
	(in thousands)	(in years)
Developed technology	$48,662	5.0
Customer relationships	3,974	1.0
Total intangible assets acquired	$52,636

The results of operations of Qwak have been included in the Company’s condensed consolidated financial statements since the date of the acquisition. Pro forma results of operations are not presented because the impact of the acquisition is not material to the Company’s condensed consolidated financial statements.

9. Goodwill and Intangible Assets, Net

Goodwill

The following table represents the changes to goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2023	$247,955
Addition from acquisition	123,422
Balance as of September 30, 2024	$371,377

Intangible assets, net

Intangible assets consisted of the following as of September 30, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$99,009	$(37,469)	$61,540	4.0
Customer relationships	9,515	(4,397)	5,118	1.5
Other intangible assets	1,132	(1,051)	81	0.2
Total	$109,656	$(42,917)	$66,739

Intangible assets consisted of the following as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(27,779)	$22,568	2.3
Customer relationships	5,541	(2,786)	2,755	3.1
Other intangible assets	1,132	(687)	445	0.9
Total	$57,020	$(31,252)	$25,768

Amortization expenses for intangible assets were $5.9 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively, and $11.7 million and $8.9 million for the nine months ended September 30, 2024 and 2023, respectively.

The expected future amortization expenses by year related to the intangible assets as of September 30, 2024 are as follows:

September 30, 2024
(in thousands)
Year Ending December 31,
2024 (Remainder)	$5,924
2025	20,915
2026	14,974
2027	10,117
2028	9,733
Thereafter	5,076
Total	$66,739

10. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through March 2028.

Components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$2,248	$2,350	$6,798	$6,843
Short-term lease cost	397	148	786	462
Variable lease cost	102	96	320	302
Total operating lease cost	$2,747	$2,594	$7,904	$7,607

Supplementary cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash paid for operating leases	$6,636	$6,369
ROU assets obtained in exchange for new operating lease liabilities	$—	$2,867
Adjustment to ROU assets upon modification of existing lease	$164	$4,037

As of September 30, 2024, the weighted-average discount rate is 3.5% and the weighted-average remaining term is 2.2 years. Maturities of the Company’s operating lease liabilities as of September 30, 2024 were as follows:

September 30, 2024
(in thousands)
Year Ending December 31,
2024 (Remainder)	$2,142
2025	8,000
2026	4,635
2027	1,611
2028	155
Total operating lease payments	16,543
Less: imputed interest	(700)
Total operating lease liabilities	$15,843

11. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of September 30, 2024, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows:

September 30, 2024
(in thousands)
Year Ending December 31,
2024 (Remainder)	$1,180
2025	17,025
2026	3,251
2027	25
2028	25
Total	$21,506

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

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2023	5,110,390	$8.49	4.1	$134,171
Exercised	(1,675,788)	$5.20		$58,498
Forfeited	(35,921)	$16.98
Balance as of September 30, 2024	3,398,681	$10.03	4.1	$66,267
Exercisable as of September 30, 2024	3,159,001	$9.24	4.0	$63,897

Restricted Share Units

A summary of RSU activity under the Company’s equity incentive plan and related information is as follows, including performance-based RSUs with market conditions:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	10,006,997	$25.91
Granted	5,780,051	$34.92
Vested	(3,030,370)	$26.92
Forfeited	(1,019,314)	$26.97
Unvested as of September 30, 2024	11,737,364	$30.01

The total release date fair value of RSUs was $103.3 million during the nine months ended September 30, 2024.

Employee Share Purchase Plan

Effective January 1, 2024, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 1,061,148 shares pursuant to the terms of ESPP.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

September 30, 2024
Outstanding share options	3,398,681
Outstanding RSUs	11,737,364
Issuable ordinary shares related to business combination	754,360
Shares available for future issuance under the 2020 Plan	15,560,835
Shares available for future issuance under ESPP	4,984,833
Total ordinary shares reserved	36,436,073

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Condensed Consolidated Statements of Operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$3,864	$2,650	$10,203	$6,865
Research and development	13,611	8,596	33,453	23,566
Sales and marketing	13,506	8,248	33,759	21,461
General and administrative	5,414	6,192	14,922	15,028
Total share-based compensation expense	$36,395	$25,686	$92,337	$66,920

As of September 30, 2024, unrecognized share-based compensation cost related to unvested share-based compensation awards was $329.3 million, which is expected to be recognized over a weighted-average period of 2.8 years. Additionally, unrecognized share-based compensation cost related to the Qwak holdback arrangement was $24.8 million, which will be recognized over 2.8 years.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2023	$(124)	$1,137	$1,013
Other comprehensive income (loss) before reclassifications	1,046	(1,494)	(448)
Net realized gains reclassified from AOCI	(35)	(76)	(111)
Other comprehensive income (loss)	1,011	(1,570)	(559)
Balance as of September 30, 2024	$887	$(433)	$454

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2022	$(1,694)	$(1,078)	$(2,772)
Other comprehensive loss before reclassifications	(6)	(4,747)	(4,753)
Net realized losses reclassified from AOCI	162	3,921	4,083
Other comprehensive income (loss)	156	(826)	(670)
Balance as of September 30, 2023	$(1,538)	$(1,904)	$(3,442)

14. Income Taxes (Benefit)

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in its valuation allowance. Income tax expense (benefit) was $(1.3) million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $45 thousand and $4.5 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax expense (benefit) for the periods consisted primarily of income taxes related to the Company’s operations in the United States. In addition, for the three and nine months ended September 30, 2024, income tax expense (benefit) included a discrete tax benefit of $4.2 million in Israel attributable to the release of valuation allowance as a result of recognizing deferred tax liabilities associated with the Qwak acquisition.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during nine months ended September 30, 2024, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Gross unrecognized tax benefits were $5.4 million as of September 30, 2024 and December 31, 2023. As of September 30, 2024, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(22,945)	$(13,747)	$(46,038)	$(50,023)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	110,771,942	104,134,649	108,920,791	102,646,453
Net loss per share, basic and diluted	$(0.21)	$(0.13)	$(0.42)	$(0.49)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding share options	3,469,038	5,992,799	3,894,645	6,503,720
Unvested RSUs	11,331,138	10,027,845	10,483,367	8,856,319
Share purchase rights under the ESPP	214,345	59,044	169,366	146,583
Issuable ordinary shares related to business combination	688,763	—	231,264	36,774
Total	15,703,284	16,079,688	14,778,642	15,543,396

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 39% and 38% of our total revenue for the three and nine months ended September 30, 2024, respectively, compared to 35% and 33% for the corresponding periods in 2023, respectively.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 50% of our total revenue for the three and nine months ended September 30, 2024, compared to approximately 46% and 45% for the corresponding periods in 2023, respectively. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We generated revenue of $109.1 million and $88.6 million for the three months ended September 30, 2024 and 2023, respectively, representing 23% growth, and $312.4 million and $252.6 million for the nine months ended September 30, 2024 and 2023, respectively, representing 24% growth. We have continued to invest in our business and had a net loss of $22.9 million and $13.7 million for the three months ended September 30, 2024 and 2023, respectively, and $46.0 million and $50.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Middle East Conflict

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against these terrorist organizations. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, Iran, and most recently, the Houthi movement which controls parts of Yemen. The conflict has recently expanded into Lebanon and it is possible that hostilities will escalate in the future into a greater regional conflict, and that additional terrorist organizations and countries could actively join the hostilities.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of September 30, 2024 and 2023, our net dollar retention rate was 117% and 119%, respectively. We expect our net dollar retention rate to remain relatively stable, with minor fluctuations around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of September 30, 2024, 966 of our customers had ARR of $100,000 or more, increasing from 886 customers as of December 31, 2023. We had 46 customers with ARR of at least $1.0 million as of September 30, 2024, increasing from 37 customers as of December 31, 2023.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$61,806	$41,562
Less: purchases of property and equipment	(2,509)	(1,364)
Free cash flow	$59,297	$40,198
Net cash used in investing activities	$(99,702)	$(37,827)
Net cash provided by financing activities	$16,824	$11,766

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$103,487	$84,131	$297,297	$238,141
License—self-managed	5,569	4,505	15,113	14,485
Total subscription revenue	109,056	88,636	312,410	252,626
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	27,156	19,532	69,363	55,966
License—self-managed(2)	135	218	425	654
Total cost of revenue—subscription	27,291	19,750	69,788	56,620
Gross profit	81,765	68,886	242,622	196,006
Operating expenses:
Research and development(1)(3)	42,996	33,358	115,945	101,788
Sales and marketing(1)(2)(3)	50,956	37,915	140,423	109,753
General and administrative(1)(3)	17,733	15,663	51,937	44,635
Total operating expenses	111,685	86,936	308,305	256,176
Operating loss	(29,920)	(18,050)	(65,683)	(60,170)
Interest and other income, net	5,705	5,733	19,690	14,621
Loss before income taxes	(24,215)	(12,317)	(45,993)	(45,549)
Income tax expense (benefit)	(1,270)	1,430	45	4,474
Net loss	$(22,945)	$(13,747)	$(46,038)	$(50,023)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$3,864	$2,650	$10,203	$6,865
Research and development	13,611	8,596	33,453	23,566
Sales and marketing	13,506	8,248	33,759	21,461
General and administrative	5,414	6,192	14,922	15,028
Total share-based compensation expense	$36,395	$25,686	$92,337	$66,920

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,493	$2,386	$9,265	$7,160
Cost of revenue: license—self-managed	135	218	425	654
Sales and marketing	1,259	357	1,975	1,073
Total amortization expense of acquired intangible assets	$5,887	$2,961	$11,665	$8,887

(3) Includes acquisition-related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$1	$6	$9	$16
Research and development	1,628	1,251	2,605	6,931
Sales and marketing	546	19	610	89
General and administrative	180	18	856	158
Total acquisition-related costs	$2,355	$1,294	$4,080	$7,194

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription—self-managed and SaaS	95%	95%	95%	94%
License—self-managed	5	5	5	6
Total subscription revenue	100	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	25	22	22	22
License—self-managed	—	—	—	—
Total cost of revenue—subscription	25	22	22	22
Gross profit	75	78	78	78
Operating expenses:
Research and development	39	37	37	40
Sales and marketing	47	43	45	44
General and administrative	16	18	17	18
Total operating expenses	102	98	99	102
Operating loss	(27)	(20)	(21)	(24)
Interest and other income, net	5	6	6	6
Loss before income taxes	(22)	(14)	(15)	(18)
Income tax expense (benefit)	(1)	2	—	2
Net loss	(21)%	(16)%	(15)%	(20)%

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$103,487	$84,131	$19,356	23%
License—self-managed	5,569	4,505	1,064	24%
Total subscription revenue	$109,056	$88,636	$20,420	23%

The increase in total subscription revenue for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 consisted of approximately $17.1 million in growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$27,156	$19,532	$7,624	39%
License—self-managed	135	218	(83)	(38)%
Total cost of revenue—subscription	$27,291	$19,750	$7,541	38%
Gross margin	75%	78%

Total cost of revenue increased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase of $2.8 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions, an increase of $2.0 million in intangible amortization mainly as a result of our acquisition of Qwak AI Ltd. (“Qwak”) in July 2024, an increase of $1.8 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.2 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin decreased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to increased hosting costs and intangible amortization.

Operating Expenses

Research and Development

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$42,996	$33,358	$9,638	29%

Research and development expense increased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase of $5.0 million in share-based compensation expense and an increase of $2.7 million in personnel-related expenses mainly as a result of increased headcount.

Sales and Marketing

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$50,956	$37,915	$13,041	34%

Sales and marketing expense increased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase of $5.3 million in share-based compensation expense, an increase of $4.0 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $0.9 million in intangible amortization driven by our Qwak acquisition.

General and Administrative

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$17,733	$15,663	$2,070	13%

General and administrative expense increased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to an increase of $1.7 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$3,864	$2,650	$1,214	46%
Research and development	13,611	8,596	5,015	58%
Sales and marketing	13,506	8,248	5,258	64%
General and administrative	5,414	6,192	(778)	(13)%
Total share-based compensation expense	$36,395	$25,686	$10,709	42%

Share-based compensation expenses increased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to grants to new and existing employees.

Interest and Other Income, Net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$5,705	$5,733	$(28)	(0)%

Interest and other income, net increased for the three months ended September 30, 2024 was relatively consistent compared to the three months ended September 30, 2023.

Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(1,270)	$1,430	$(2,700)	(189)%
Effective income tax rate	5%	(12)%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Income tax expense decreased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a discrete tax benefit of $4.2 million in Israel attributable to the release of valuation allowance as a result of recognizing deferred tax liabilities associated with the Qwak acquisition.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$297,297	$238,141	$59,156	25%
License—self-managed	15,113	14,485	628	4%
Total subscription revenue	$312,410	$252,626	$59,784	24%

The increase in total subscription revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 consisted of approximately $53.1 million in growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$69,363	$55,966	$13,397	24%
License—self-managed	425	654	(229)	(35)%
Total cost of revenue—subscription	$69,788	$56,620	$13,168	23%
Gross margin	78%	78%

Total cost of revenue increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase of $6.8 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions, an increase of $3.3 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $3.1 million in personnel-related expenses mainly as a result of increased headcount, partially offset by a decrease of $2.0 million in costs associated with software and subscription services.

Gross margin for the nine months ended September 30, 2024 was relatively consistent compared to the nine months ended September 30, 2023 since the primary impact from increased hosting costs was partially offset by decreased software and subscription services.

Operating Expenses

Research and Development

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$115,945	$101,788	$14,157	14%

Research and development expense increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase of $9.9 million in share-based compensation expense, an increase of $5.4 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.4 million in costs of development environments and tools, partially offset by a decrease of $4.3 million in compensation expense associated with the acquisition holdback and retention arrangements.

Sales and Marketing

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$140,423	$109,753	$30,670	28%

Sales and marketing expense increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase of $12.3 million in share-based compensation expense, an increase of $10.3 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $2.6 million in commissions.

General and Administrative

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$51,937	$44,635	$7,302	16%

General and administrative expense increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase of $3.9 million in personnel-related expenses mainly as a result of increased headcount and an increase of $2.6 million in professional fees mainly related to legal and recruiting services.

Share-based Compensation Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$10,203	$6,865	$3,338	49%
Research and development	33,453	23,566	9,887	42
Sales and marketing	33,759	21,461	12,298	57
General and administrative	14,922	15,028	(106)	(1)
Total share-based compensation expense	$92,337	$66,920	$25,417	38%

Share-based compensation expenses increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily attributable to grants to new and existing employees.

Interest and Other Income, Net

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$19,690	$14,621	$5,069	35%

Interest and other income, net increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to higher interest income on deposits and marketable securities as a result of higher interest rates.

Income Tax Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$45	$4,474	$(4,429)	(99)%
Effective income tax rate	(0)%	(10)%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Income tax expense decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to higher excess tax benefits from share-based compensation awards and a discrete tax benefit in Israel attributable to the release of valuation allowance as a result of recognizing deferred tax liabilities associated with the Qwak acquisition.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash generated from operations and sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and business and asset acquisitions.

As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $467.8 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$61,806	$41,562
Net cash used in investing activities	$(99,702)	$(37,827)
Net cash provided by financing activities	$16,824	$11,766

Operating Activities

Net cash provided by operating activities of $61.8 million for nine months ended September 30, 2024 was related to our net loss of $46.0 million adjusted for non-cash charges of $108.5 million, including share-based compensation expense of $92.3 million and depreciation and amortization expense of $14.6 million, and net cash outflow of $0.6 million from changes in our operating assets and liabilities. The total cash outflows of $38.7 million from changes in our operating assets and liabilities were primarily related to an increase of $15.8 million in accounts receivable, an increase of $8.2 million in deferred contract acquisition costs, an increase of $6.9 million in prepaid expenses and other assets mainly due to timing of payments, and a decrease of $6.2 million in operating lease liabilities as a result of payments. These outflows were partially offset by an increase of $30.1 million in deferred revenue and an increase of $8.0 million in accrued expense and other liabilities mainly due to accrued compensation and benefits. The increases in deferred revenue, accounts receivable, and deferred contract acquisition costs were driven by higher sales.

Net cash provided by operating activities of $41.6 million for the nine months ended September 30, 2023 was related to our net loss of $50.0 million adjusted for non-cash charges of $79.3 million, including share-based compensation expense of $66.9 million and depreciation and amortization expense of $11.5 million, and changes in our operating assets and liabilities of $12.3 million. The changes in our operating assets and liabilities were primarily related to an increase of $16.2 million in deferred revenue driven by higher sales and an increase of $4.9 million in accrued expenses and other liabilities primarily due to higher income tax obligations, partially offset by a decrease of $5.8 million in operating lease liabilities as a result of payments and an increase of $4.8 million in deferred contract acquisition costs related to capitalized commissions.

Investing Activities

Net cash used in investing activities of $99.7 million for the nine months ended September 30, 2024 consisted primarily of payments for the Qwak acquisition of $156.7 million, net of cash acquired, partially offset by the net proceeds from maturities and sales of short-term investments of $59.5 million.

Net cash used in investing activities of $37.8 million for the nine months ended September 30, 2023 consisted primarily of the net purchase of short-term investments of $36.5 million.

Financing Activities

Net cash provided by financing activities of $16.8 million for the nine months ended September 30, 2024 consisted primarily of proceeds from exercise of share options of $8.8 million and proceeds from employee share purchases under our ESPP of $8.7 million.

Net cash provided by financing activities of $11.8 million for the nine months ended September 30, 2023 consisted primarily of proceeds from employee share purchases under our ESPP of $6.7 million and proceeds from exercise of share options of $5.4 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of September 30, 2024:

		Payments Due by Period
	Total	2024 (Remainder)	2025 and Thereafter
	(in thousands)
Operating lease obligations	$16,543	$2,142	$14,401
Purchase obligations	21,506	1,180	20,326
Total	$38,049	$3,322	$34,727

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the nine months ended September 30, 2024.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. Our functional currency is the U.S. dollar. Substantially all of our sales are denominated in U.S. dollars, and therefore our revenue is not subject to significant foreign currency risk. However, a significant portion of our operating costs in Israel, consisting principally of salaries and related personnel expenses, and operating lease and facility expenses are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Since the beginning of the war between Israel, Hamas, and Hezbollah, the volatility of NIS against the U.S. dollar has not materially affected the results of our business. We anticipate that a material portion of our expenses will continue to be denominated in NIS.

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three and nine months ended September 30, 2024.

Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. In addition, the financial institutions with which we have foreign currency contracts are primarily located in Israel, exposing us to risks related to the country's economic standing which may affect credit ratings. We seek to mitigate such risk by limiting our counterparties to major financial institutions, spreading the risk across a number of major financial institutions, and closely monitoring rating downgrades. However, failure of one or more of these financial institutions is possible and could result in incurred losses.

As of September 30, 2024, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A hypothetical 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of September 30, 2024.

Interest Rate Risk

As of September 30, 2024, we had cash and cash equivalents of $62.2 million, and short-term investments of $405.5 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of September 30, 2024.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading “Legal Proceedings” in Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
•
The impact of the war between Israel, Hamas and Hezbollah, the regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world, including the related global economic disruptions, remains uncertain at this time, and could harm or continue to harm our business and results of operations.

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

Our total revenue for the three months ended September 30, 2024 and 2023 was $109.1 million and $88.6 million, respectively, representing 23% growth, and $312.4 million and $252.6 million for the nine months ended September 30, 2024 and 2023, respectively, representing 24% growth. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. For example, we experienced slowed growth during the COVID-19 pandemic. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, the protracted conflict in the Middle East, and global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our ordinary shares could be adversely affected.

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
•
the impact of political uncertainty or unrest, including the Russia-Ukraine war, the war between Israel, Hamas and Hezbollah, other areas of geopolitical tension around the world, or the worsening of such conflicts or tensions and any related global economic disruptions;
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

We outsource substantially all of the infrastructure relating to our cloud products to third-party cloud providers chosen by our customers. Customers of our SaaS offerings need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions and any changes in their product offerings. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, protests or riots, and other similar events beyond our control could negatively affect our cloud-based and multi-cloud hybrid products. These risks may be heightened in connection with the war between Israel, Hamas and Hezbollah, the war between Russia and Ukraine, and associated geopolitical tensions and regional instability. It is also possible that our customers and regulators would seek to hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure and we may incur significant liability in investigating such an incident and responding to any claims, investigations, or proceedings made or initiated by those customers, regulators, and other third parties. We may not be able to recover a material portion of such liabilities from any of our third-party cloud providers. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Moreover, our insurance may not be adequate to cover such liability and may be subject to exclusions. Any of the above circumstances or events may harm our business, results of operations, and financial condition.

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

For example, we are currently operating in a period of economic uncertainty. While interest rates have begun to decline and inflation is significantly lower than in past quarters, the U.S. has experienced increased costs of labor, capital, employee compensation, and other similar effects in the recent past. If conditions in the national and global economy do not continue to improve or instead worsen, our current and potential customers’ operating costs will likely increase, which could result in reduced operating and information technology budgets. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Such delays or reductions in technology spending are often associated with enhanced budget scrutiny by our customers including additional levels of approvals, cloud optimization efforts, and additional time to evaluate and test our products, which can lead to long and unpredictable sales cycles. We have recently experienced longer sales cycles for certain products and enhanced budget scrutiny by our customers, and expect to continue to experience these challenges given the current macroeconomic environment. Also, customers may choose to develop in-house software as an alternative to using our products, and competitors may respond to such negative conditions in the general economy by lowering prices, any of which could adversely affect demand for our products and limit our ability to grow our business.

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

We have deployed machine learning and AI technologies in our offerings and business, including developing new product features utilizing AI technologies. AI technology may become more important to our operations or to our future growth over time. We may fail to properly implement or market our use of AI technology. Our products and systems may become targets for abuse powered by AI, and our support for MLOps may fall behind existing standards which are changing rapidly. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

AI technology also may be the subject of new or modified legal and regulatory obligations. For example, the EU AI Act (the “AI Act”) which entered into force on August 1, 2024, will impose obligations on providers and users of AI. Under the AI Act, fines can reach up to €35 million or 7% of global income. The AI Act may impact the incorporation of AI technologies into our offerings and business in Europe. Other countries, including the U.S. at both the state and federal level, are increasingly looking to regulate AI. For example, on October 30, 2023, the Biden Administration issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, and several AI bills have been introduced in Congress. A significant number of other countries are contemplating laws regulating AI. and numerous U.S. states have proposed, and in certain cases enacted, legislation relating to AI.

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

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not yet been fully addressed by lawmakers or courts, and the use of third party AI in our products offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our products infringe, misappropriate, or violate their rights, the litigation could be expensive, time-consuming and could divert our management and other employee resources.

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

Within the U.S., we anticipate increasing regulation of privacy, data protection, and data security, including the adoption of more stringent laws. For example, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA, among other things, provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required us to modify our data practices and policies and to incur certain costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states have proposed or enacted privacy, data protection, and data security laws, including, for example, Washington’s My Health, My Data Act, and other laws similar to the CCPA such as in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Delaware, New Jersey, Texas, Kentucky, Maryland, Minnesota, New Hampshire,

Nebraska, and Rhode Island. These newly proposed or enacted laws could increase our potential liability and adversely affect our business.

With respect to cybersecurity in the U.S., we are closely monitoring the development of rules and guidance pursuant to various executive orders that may apply to us, including pursuant to Executive Order 14028 for “EO-critical software,” for example. These developing rules and guidance may increase our compliance costs and delay customer contract execution.

Internationally, we also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, cybersecurity, and AI proposed and enacted in various jurisdictions. For example, the data protection and cybersecurity landscapes in the European Union (“EU”) continues to evolve, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR). Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

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

Other countries are considering or have enacted legislation that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services. In Israel, failure to meet the requirements of the Israeli Privacy Protection Law 5741-1981 and its regulations (the “Israeli Privacy Law”) can serve as basis for civil claims (including class actions), and, in certain cases, criminal liability, as well as exposing the Company to administrative fines. Recent amendment to the Privacy Law will enter effect in August 2025 and will introduce additional obligations that will apply to parties that process personal data and will significantly increase the sanctions that can be imposed in case of failure to comply with the requirements of the Israeli Privacy Law. Such monetary sanctions can, in certain cases, reach significant amounts of millions NIS. We are also monitoring recent or pending legislation in India and Japan, among others, for further impacts on our compliance obligations, including requirements for local storage and processing of data that could increase the cost and complexity of delivering our services. Such current or pending legislation may also result in changes to current enforcement measures and sanctions.

We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data security, and data protection. We cannot yet determine the impact these laws and regulations or changed interpretations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. Moreover, because the interpretation and application of many laws and regulations relating to privacy, security, and data protection, along with mandatory industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing or future data management practices or features of our platform and products. Any failure or perceived failure by us to comply with our posted privacy notices, our privacy-related obligations to users or other third parties, or any other actual or asserted legal obligations or regulatory requirements relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by privacy advocacy groups or others and could result in significant liability, cause our customers to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations, or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by privacy advocacy groups or others, and could result in significant liability, cause our customers to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

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

Despite our efforts, our systems and those of our vendors, service providers, and strategic partners also are potentially vulnerable to computer malware, viruses, computer hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, unauthorized access, exploitation of bugs, defects, and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, failures, security breaches and incidents, inadvertent or intentional actions by our employees, contractors, consultants, partners, and/or other third parties, and other real or perceived cyberattacks. Our risks of cyberattacks and other sources of security breaches and incidents, and those faced by our vendors, service providers, and strategic partners, may be heightened in connection with the war between Israel, Hamas and Hezbollah, the war between Russia and Ukraine, and associated geopolitical tensions and regional instability. Any of these incidents or any compromise of our security or any unauthorized access to or breaches of the security of our or our service providers’ systems or data processing tools or processes, or of our platform and product offerings, as a result of third-party action, employee error, vulnerabilities, defects or bugs, malfeasance, or otherwise, could result in unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification, or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information, or a risk to the security of our or our customers’ systems.

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

Our primary research and development operations are located in Israel. As of September 30, 2024, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of September 30, 2024, we had employees located primarily in nine countries. Our current international operations involve, and future initiatives will involve, a variety of risks, including:

•
unexpected changes in practices, tariffs, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions;
•
different labor regulations, especially in Israel, the EU and India, where labor laws are generally more advantageous to employees as compared to the U.S., including differing hourly wages and overtime regulations in these locations;
•
exposure to many stringent and potentially inconsistent laws and regulations relating to privacy, data protection, AI, and data security, particularly in the EU and India;
•
changes in a specific country’s or region’s political or economic conditions, such as the war between Israel, Hamas and Hezbollah and the war between Russia and Ukraine and the associated geopolitical tensions and regional instability, as well as economic sanctions the U.S., the EU, and other countries have imposed on Russia and certain of its allies and the impact of the foregoing on the global economy;
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

We currently conduct limited operations in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including but not limited to:

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

We collect sales, value added, and other similar taxes in a number of jurisdictions. One or more U.S. states or countries may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. Further, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc. et al, (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, many U.S. states or local governments have adopted, and may begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the United Kingdom and France, introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. A successful assertion by a U.S. state or local government, or other country or jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services, or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had net operating loss carryforwards of $138.8 million in Israel and U.S. state net operating loss carryforwards of $51.5 million, which may be utilized against future taxable income. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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
•
general economic conditions, the recent global economic downturn and slow or negative growth of our markets; and
•
other events or factors, including those resulting from war, including the war between Israel, Hamas and Hezbollah, incidents of terrorism or responses to these events.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned approximately 21% of our ordinary shares outstanding as of September 30, 2024. As a result, these shareholders, acting together, will have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

In October 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and most recently with Iran. It is possible that these hostilities will escalate in the future into a greater regional conflict, and that additional terrorist organizations and countries will actively join the hostilities. The intensity and duration of Israel’s current war against Hamas, Hezbollah, and other terror organizations is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel's economy in general. These events may imply wider macroeconomic indications of a deterioration of Israel’s economic standing (including as the result of a downgrade in Israel’s credit rating by certain credit rating agencies), which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

Certain of our employees and consultants in Israel have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts. Such employees may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations.

Certain countries, companies and organizations participate in a boycott of Israeli companies. In addition, there have been increased efforts recently to cause companies and consumers to boycott Israeli goods and services. Any boycott, restrictive laws, policies, or practices directed towards Israel, Israeli businesses, or Israeli citizens could, individually or in the aggregate, have a material adverse effect on our business. In addition, in January 2024 the International Court of Justice, or ICJ, issued an interim ruling in a case filed by South Africa against Israel in December 2023, making allegations of genocide amid and in connection with the war in Gaza, and ordered Israel, among other things, to take measures to prevent genocidal acts, prevent and punish incitement to genocide, and take steps to provide basic services and humanitarian aid to civilians in Gaza. There are concerns that companies and businesses will terminate, and may have already terminated, certain commercial relationships with Israeli companies following the ICJ decision.

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

The impact of the war between Israel, Hamas and Hezbollah, and regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world, including the related global economic disruptions, remains uncertain at this time, and could harm or continue to harm our business and results of operations.

The war between Israel, Hamas and Hezbollah, and regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world continue to impact worldwide economic activity and financial markets. As a result of the war between Israel, Hamas and Hezbollah, the regional conflict in the Middle East, the war between Russia and Ukraine, and related global economic disruptions, we could experience disruptions in our business or the business of our partners, customers, or the economy as a whole, any of which could adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

The extent and continued impact of the war between Israel, Hamas and Hezbollah, the regional conflict in the Middle East, the Russia-Ukraine war, and related global economic disruptions on our operational and financial condition will depend on certain developments, including: government responses to the wars; the impact of the wars on our customers and our sales cycles; their impacts on customer, industry, or technology-based community events; and their effect on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the war between Israel, Hamas and Hezbollah, the regional conflict in the Middle East, the Russia-Ukraine war, and other areas of geopolitical tension around the world, and any actions taken by governmental authorities and other third parties in response may also affect our future performance.

As of the date of this Quarterly Report on Form 10-Q, the full impact of the war between Israel, Hamas and Hezbollah, the regional conflict in the Middle East, the war between Russia and Ukraine, and related global economic disruptions on our financial condition and results of operations remains uncertain. Furthermore, because of our subscription-based business model, the impact of these factors may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

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

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity and increasingly, wildfires. In the event our or our partners’ abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism, pandemics, such as the outbreak of the novel coronavirus or another public health crisis, protests, riots, and other geo-political unrest could cause disruptions in our business or the business of our partners, customers, or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, the following directors and officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

On August 12, 2024, Mr. Frederic Simon, our consultant and member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 720,000 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or November 17, 2025.

On August 13, 2024, Mr. Yoav Landman, our Chief Technology Officer and member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,735,000 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or November 14, 2025.

On August 16, 2024, Mr. Eduard Grabscheid, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 31,634 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or August 16, 2025.

On August 16, 2024, Ms. Jessica Neal, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 25,000 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or August 16, 2025.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2024.

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

Date:	November 8, 2024	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2024	By:		/s/ Eduard Grabscheid
			Name:	Eduard Grabscheid
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)