Form 10-K
period 2024-12-31
JFrog Ltd
filed 2025-02-14
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Ordinary Shares held by non-affiliates of the registrant, based on the closing price of the shares of Ordinary Shares on June 30, 2024 as reported by the Nasdaq Global Select Market on such date was approximately $3.5 billion. Shares of the registrant's Ordinary Shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 5, 2025, the registrant had 112,878,051 Ordinary Shares, NIS 0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2025 annual general meeting of shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties that could cause actual results to differ materially from those predicted. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words, or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•
our ability to maintain the security and availability of our products;
•
our ability to comply with stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security;
•
our business model, including our subscription model, and our ability to effectively manage our growth and associated investments;
•
our ability to integrate and realize anticipated synergies from acquisitions of complementary businesses;
•
beliefs and objectives for future operations, including regarding our market opportunity;
•
our relationships with third parties, including our technology partners and cloud providers;
•
our ability to maintain, protect, and enhance our intellectual property rights;
•
our expectations about the impact of unfavorable economic conditions, and adverse macroeconomic conditions, such as inflation rates and slower growth or recession, on our business and financial condition;
•
your rights and responsibilities as our shareholders that are governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations;
•
our ability to maintain an effective system of disclosure controls and internal control over financial reporting, and to produce timely and accurate financial statements or comply with applicable regulations;
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions or war, such as the war between Hamas, Hezbollah, and Israel, regional conflict in the Middle East, and the war in Ukraine, on our business, results of operations and financial condition;
•
our ability to successfully defend litigation brought against us;
•
our ability to attract and retain qualified employees and key personnel;

•
the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•
the future trading prices of our ordinary shares; and
•
our ability to maintain or increase our net dollar retention rate.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors discussed in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I

Item 1. Business

Overview

JFrog provides a hybrid, universal, end-to-end software supply chain platform for delivering trusted, secure software updates from code to production. Our goal is to function as the single source of truth for an organization’s software footprint, bridging digital gaps between developers, security teams, machine learning engineers, data scientists, and other business units to empower a world of always-on, always-current software which we refer to as “Liquid Software.”

Today, DevOps, DevSecOps, and MLOps teams have a universal goal within organizations: ship secure, intelligent software more efficiently and confidently. As a pioneer in the DevOps movement, JFrog recognizes the challenges that companies face as they attempt to converge traditional software development practices, operational teams, security (or DevSecOps), artificial intelligence (“AI”), machine learning (or MLOps) and more. This rapidly-evolving demand requires a new generation of tooling that encompasses the complete software supply chain; a platform that serves many functions in an organization.

We expect that our all-inclusive platform serving “EveryOps” will endure: as the volume of software increases - created both by developers and by emerging generative AI technologies - companies will increasingly require scalable, efficient tools to help manage workflows, processes, policies, application security and all software components. JFrog serves demanding enterprises, leading companies to increasingly appoint JFrog as their system of record across their software development organizations.

Software and the Business Environment

Software’s role has changed from a functional tool to a cornerstone of nearly every company, dictating that the continuous development and release of software is now a mission-critical operation. Beyond providing competitive advantage for companies, the safety and security of people’s data is now often software-dependent.

To meet this need, updating a feature of a software application, rather than releasing a new version of the entire application, ensures that current software is brought to market faster, allowing organizations to be more responsive to their customers’ needs, security concerns and corporate welfare.

The proliferation of open source software, and availability of newer and more efficient software development technologies such as AI technologies, enable organizations to produce software at an increasing rate. However, with speed can come software supply chain complexity through disparate services, adoption of containers, and deployment across hybrid and multi-cloud environments. Organizations’ existing approaches can create silos and bottlenecks around critical steps, such as planning, curating, building, testing, securing, and delivering intelligent software. The merging of new technologies with legacy approaches has placed significant strain on traditional software workflows, which are even further complicated by the introduction of AI components.

The DevOps, DevSecOps, and MLOps Workflows

DevOps is a maturing discipline that integrates software development and operations, shortening, automating, and improving the software build and release workflow. DevOps is a combination of technologies, methodologies, and culture that powers a continuous, fast, and secure software release cycle.

The DevSecOps workflow spans the DevOps workflow, but with the addition of security capabilities, including the planning, curating, coding, building, securing, and testing of software components by developers, to the secure releasing, deploying, operating, and monitoring of that software by operators. Sometimes dubbed “shifting left,” DevSecOps integrates security practices across the DevOps workflow for early detection of issues and ongoing software security throughout the software’s lifecycle. JFrog provides the common ground for software developers, security teams, and IT operators, making it integral to the DevOps and DevSecOps workflows to create trusted software releases.

Similar to the DevOps workflow, the MLOps workflow combines the work of data science and machine learning engineering teams who build, train, and deploy machine learning models with operational motions that bring these models and AI-empowering technologies into production as part of an application.

The convergence of DevOps, DevSecOps, and MLOps solutions into a single platform allows JFrog to address multiple processes to enable more rapid, intelligent application delivery across a business.

Code Versus Software Packages

Modern society heavily relies on software, and most individuals understand that software comes from code generated by software developers. But software, in code form, doesn’t equate to an application. Code is built (i.e., transformed) into binary files (or “software packages”) that allow it to run alongside other components as a complete application for consumers as it runs on a server or device. The vast majority of applications today are built using only a small percentage of original source code written by developers, with an estimated >80% of an application’s binaries coming from open source, existing software. JFrog’s unified platform (“JFrog Platform”) is designed to universally manage and deploy all types of software packages within an organization, making it the system of record for an organization’s software, whether bespoke or consumed from a third party.

Increasingly, the need to manage software components is being heavily influenced by the emerging needs to manage machine learning models (and large language models) and their dependencies. The increasingly large volumes and complexity of packages within an organization’s software supply chain requires a new, systematic, and automated approach to trusted management of packages. Tracking and managing software at the package level enables organizations to make incremental updates to software and deliver trusted software bill of materials alongside their software releases. Universal package management allows software releases to be continuous, and capable of handling the volume, variety, security, and velocity of trusted software required today.

Our Platform

The JFrog Platform connects all of the software release processes involved in building and releasing software, enabling trust by offering a single source of truth for all software release inputs and outputs. We empower our customers to shorten their software and AI technology release cycles and enable the continuous flow of current, secure, up-to-date software from any source to any distributed edge. Our platform is designed to be agnostic to the programming languages, source code repositories, and development technologies that our customers use, and the type of production environments to which they deploy.

The JFrog Platform allows customers to compile software from source code repositories, curate the importation of external software packages, manage the dependencies among components within software packages, keep these packages under a single universal repository, manage and automate the usage of open source libraries and packages, scan for vulnerabilities through various stages and contexts, distribute to endpoints, and deploy securely to production, all through a single user access point. This complete process is often referred to as management and securing of the “software supply chain.”

Since JFrog’s inception with the creation of the software package management category (JFrog Artifactory), we have consistently innovated and added new solutions to expand the capabilities of our platform.

The JFrog Platform

Solutions

JFrog Platform solutions enable enterprise DevOps, DevSecOps, and MLOps teams to efficiently and securely collaborate to deliver traceable and trusted software at near-infinite scale.

•
JFrog Artifactory. JFrog Artifactory provides core functionality to the JFrog Platform. It allows teams and organizations to store, update, and manage software packages at any scale, ensuring all software packages being deployed are current, secure, and trusted. JFrog Artifactory supports all major software package technologies, and can be seamlessly deployed on public clouds, in multi-cloud environments, on-premises, in a private cloud, and across hybrid environments. Serving as the “single source of truth” for an entire organization’s software supply chain components, JFrog Artifactory ensures consistency, trust, and automation in the software release process.

For data science and MLOps teams, JFrog Artifactory also manages machine learning models - the fuel of expanding AI technologies - and their dependencies as part of a new generation of companies’ AI-driven applications. We believe JFrog uniquely unites MLOps practitioners with DevSecOps best practices to create a universal software supply chain across an organization.

•
JFrog Curation. JFrog Curation is an optional add-on and functions as a guardian outside the software development pipeline, controlling the admission of packages into an organization, primarily from open source or public repositories. JFrog Curation understands package metadata, allowing companies to build policies around the entry or blocking of software packages into a company’s repositories based on multiple factors such as age, version number, security risk, release timelines, target environments, and more. JFrog Curation relies on the JFrog Catalog of open source package information, with over 4 million unique packages and their advanced metadata available.
•
JFrog Xray (Security Essentials). JFrog Xray continuously scans JFrog Artifactory to secure all software packages stored in it. JFrog Xray is able to understand software packages at a binary level, utilizing the metadata stored in JFrog Artifactory to accurately uncover potential vulnerabilities, policy violations, and open source software license compliance issues. JFrog Xray also provides unique security information to customers that is derived from a dedicated security research team that uncovers vulnerabilities in public and private repositories.
•
JFrog Advanced Security. JFrog Advanced Security is an optional add-on for select JFrog subscriptions as an advanced security solution integrated into the JFrog Platform. It offers in-depth binary scanning to examine data that is not accessible via package managers, software bill of materials or typical metadata. Natively integrated with JFrog’s Artifactory binary repository and JFrog Xray’s software composition analysis solutions, JFrog Advanced Security capabilities, including source code scanning (“SAST”), secrets detection, contextual analysis, Infrastructure as Code (“IaC”) scanning, container scanning, malicious machine learning model detection and more, offer holistic coverage for software supply chain security at scale.
•
JFrog Runtime Security. JFrog Runtime Security is an optional add-on for select JFrog subscriptions that is designed to work seamlessly with other JFrog Security solutions. It offers insight into runtime environments (such as Kubernetes clusters), delivering full visibility and traceability of compromising software components for DevOps and Security teams.
•
JFrog Distribution. JFrog Distribution provides reliable, scalable, and secure software package distribution with enterprise-grade performance. It uses proprietary technology to reliably distribute packages to multiple locations and update them as new release versions are produced. JFrog Distribution offers native support for the major package technologies, allowing smooth integrations.
•
JFrog Connect. JFrog Connect is a connected device management solution that allows companies to manage software updates and monitor performance across Internet of Things (“IoT”) device fleets from anywhere in the world. JFrog Connect scales to automate secure software package delivery across the development-to-device lifecycle.
•
JFrog ML. JFrog ML is a platform-integrated solution designed for data science and MLOps teams to transform and store data, build, train, and deploy models, and monitor the entire Machine Learning pipeline as part of the JFrog Software Supply Chain Platform.

Benefits to Our Customers

•
End-to-end, unified platform. We provide a central, unified platform for our customers’ software release needs with our universal package management solution, JFrog Artifactory, at its core and a portfolio of adjacent solutions including build integration, workflow automation, software supply chain security, and deployment. We designed our products to integrate with each other natively, with a unified user interface. This allows organizations to effectively and efficiently manage the full software supply chain through a single user access point.
•
A single source of truth for the digital organization. We designed JFrog Artifactory to be the only software package repository that an organization needs. By securely storing, monitoring, and distributing software packages created inside and outside an organization, we provide a single, trusted local repository that any user within an organization can rely on, serving as the system of record for all of the software in an organization. JFrog Artifactory automatically caches updated software packages from both external and internal repositories, ensuring that an organization always has the latest, validated packages available.
•
Acceleration through automation. Our platform accelerates the software release cycle by enabling the automation of workflows across teams and providing tight coordination between development, security, data science, machine learning and operations groups, removing silos within organizations’ software release processes. We seamlessly integrate with source code repositories to push software updates and to manage software package flows between all software release gates seamlessly and continuously, offering a uniquely efficient way to orchestrate software release from build to deploy.
•
Hybrid and multi-cloud deployment. We empower organizations to release software that is execution-ready across any number of different production environments. Our cloud-native platform supports public cloud, on-premise, private cloud, multi-cloud, and hybrid deployments, helping organizations avoid vendor lock-in and allowing software developers, security, machine learning, and IT operators across an organization to use our products in any environment. Our unique model offers the same product in the cloud and on-premise, so users can work in any environment with an identical user experience.
•
Scalable across the organization. Proprietary technology allows our platform to seamlessly scale across even the largest of customers and deployments. Our platform supports a wide variety of enterprise-scale storage and retention capabilities and also accommodates spikes in usage without compromised performance. The JFrog Platform supports High Availability cluster configuration, in which redundant components are created to maximize network uptime and can therefore seamlessly serve nearly any number of concurrent users, build servers, and interactions.
•
Trusted and secure. We enable organizations to analyze software packages for vulnerabilities, rapid remediation, license compliance, and quality issues in near real-time. Our fully integrated security solutions enable continuous automation of security policies from before a package enters the organization through to deployment to the runtime. Our platform embeds security into the DevOps and MLOps workflow, creating a seamless DevSecOps and MLSecOps flow that allows organizations to have speed and control in the software release cycle. All software packages on our platform are fully traceable, ensuring the accuracy and reliability of software applications. To enhance application quality while minimizing risk, our security controls offer customizable governance policies to specific software packages and complete auditing capabilities and business impact analysis.

Benefits to Software Developers, Security Teams, Machine Learning Engineers, Data Scientists, and IT Operators

•
Easy, secure, and automated package management. Through our JFrog Artifactory package management solution, software developers, security teams, machine learning engineers, and IT operators are able to automatically fetch software packages from public and private repositories, ensure that packages are consistent across their organizations’ instances of JFrog Artifactory, scan for vulnerabilities and contextual errors with our security solutions, and manage dependencies among packages. JFrog Curation allows for automated policies to protect companies from undesired software packages before they enter Artifactory. JFrog Artifactory then stores software packages and uses their metadata in a manner similar to a relational database, enabling software developers and IT operators to manage package versions, organize and track dependencies, and perform replication of trusted packages across geographically distributed sites.
•
Integrated across the development ecosystem. We believe in user freedom of choice and provide software developers and IT operators with technology that seamlessly integrates with their ecosystems. Our out-of-the-box integrations with third-party technologies offer software developers and IT operators the freedom to choose their tool stacks, allowing them to minimize disruptions, increase productivity and innovation, and avoid vendor lock-in. Our solution includes user-friendly application programming interfaces (“APIs”) that organizations can use to integrate our hybrid solutions and third-party technologies in a reliable and high-performance manner.
•
Universal and extensible. Our platform natively supports all major package technologies, including package libraries, continuous integration tools, container registries, and testing and deployment tools, and has been designed to quickly and seamlessly add support for new package technologies as they arise, including ML- and AI-centric packages. JFrog Artifactory’s ability to search for, manage, and cache software packages from different sources enables software developers, security teams, data scientists, and IT operators to execute faster and take advantage of innovation throughout the broader software development ecosystem. As an organization’s development environment changes, our products automatically adapt, with little to no downtime or the need for complex migrations.

Business Model

We combine bottom-up and top-down approaches in our business model. The bottom-up approach is community focused, driving increased usage of our products, in which we focus on demonstrating the value that our products can provide to software developers, security teams, data scientists, and IT operators. Increasingly, we have adopted a top-down motion for full platform adoption that focuses on enterprise values for both new and expansion business. To support growth of large strategic customers, JFrog also empowers a direct sales team supported by dedicated DevSecOps technical staff. We strive to make software developers, security teams, MLOps teams, and IT operators more efficient, effective, and productive, and create champions of JFrog in the process.

•
Our go-to-market strategy.
o
Make software developers, security teams, machine learning engineers, and IT operators successful. Our product innovation, thought leadership in software supply chain management, and knowledge sharing with software developer, security teams, machine learning, and IT operator communities engender trust that fuels increased usage of our products. We enable our users to stand out for the value they deliver to their organizations, making others within their organizations want to adopt our products to emulate their success.
o
Enable user freedom of choice. We are agnostic to the types of technologies a software developer or IT operator may choose to use, which we believe provides us with a competitive advantage. Our platform is designed to quickly and seamlessly add support for new package technologies as they arise.
o
Align pricing with value provided. Our free trials and open source software options provide low-friction entry points for software developers, security teams, and IT operators. Customers often upgrade to paid and higher-tiered subscriptions as they increase their usage of our products.
o
Provide best-in-class support. Our customer support and customer success teams provide extensive engineering-level support directly to software developers, security teams, machine learning engineers, and IT operators. Our customer support team is differentiated by the number of team members who have engineering backgrounds, which allows our customers to have consistent access to individuals with intimate technical knowledge of our products and of the different technologies and protocols with which they integrate.
o
Directly support strategic accounts. Our strategic sales team focuses on accounts with high expansion potential to deliver more customized experiences and dedicated approaches. This is often a top-down approach or executive-level relationship that ensures JFrog is consistently meeting the needs of top-tier customers with high scalability requirements.
o
Expanding partnerships and go-to-market motions. We are expanding JFrog’s channel strategy throughout the world, with a focus on emerging markets and localized buying patterns. We believe that in addition to our traditional direct-sales business, channel expansion will drive growth by giving specific industry verticals and geographies purchase options that are flexible to their localized needs. Specifically with public cloud providers, we believe that enhancing our partnership relationships and channel strategy may be a significant contributor to JFrog’s growth.
•
Multiple tiers of subscriptions. Our subscription structure is aligned with the way we have built our product platform, with JFrog Artifactory at the core of each subscription and a portfolio of specific solutions and services that differ by subscription tier. Our pricing model aligns the value we deliver with our customers’ needs as they scale.

•
Technology partnership ecosystem. Our extensive integrations with technologies across the software development and AI ecosystems power significant extensibility of our platform and offer our customers the ability to use external software development technologies of their choice on our platform, driving increased customer affinity and product stickiness.

Multi-Tiered Subscription Offerings

We offer our products to customers through a multi-tiered subscription structure. Our current paid subscription tiers include JFrog Pro, JFrog Pro X, JFrog Enterprise X, and JFrog Enterprise Plus.

•
JFrog Pro. JFrog Pro is cloud-only subscription that provides access only to the universal version of JFrog Artifactory and ongoing updates, upgrades, and bug fixes.
•
JFrog Pro X. JFrog Pro X is a self-managed-only subscription that provides the same features as JFrog Pro with the addition of JFrog Xray basic scanning functionality and license compliance, along with service-level agreement (“SLA”) support.
•
JFrog Enterprise X. JFrog Enterprise X provides the same features as JFrog Pro X with the addition of High Availability cluster configuration, federated repositories, multi-region replication, and JFrog Mission Control, enabling larger enterprise-scale deployments, and SLA support as well as deeper security features. JFrog Enterprise X customers are also able to purchase the full suite of JFrog security and/or IoT products and are granted access to JFrog and GitHub integrations including GitHub Copilot and GitHub Advanced Security integrations designed for a single platform experience for developers.
•
JFrog Enterprise+ (Enterprise Plus). JFrog Enterprise Plus provides the same features as JFrog Enterprise X, with the addition of JFrog Distribution, Access Federation, private content delivery network cloud capabilities, and private edge nodes. JFrog Enterprise Plus is our full platform subscription option, delivering our entire suite of products and functionality, as well as Private Distribution Network capabilities. JFrog Enterprise Plus customers are also able to purchase the full suite of JFrog security and/or IoT products and are granted access to JFrog and GitHub integrations, including GitHub Copilot and GitHub Advanced Security integrations designed for a single platform experience for developers.
•
JFrog ML, with features to help data science and machine learning engineering teams build, test and deploy machine learning models into the software development pipeline, is available to Enterprise X and Enterprise Plus customers.
•
Additional, optional subscriptions.
o
JFrog Advanced Security, with functionality for SAST, IaC scanning, container scanning, contextual analysis and more, is available as an optional, add-on subscription for Enterprise X and Enterprise Plus subscribers, as well as through private offers in the cloud marketplaces.
o
JFrog Runtime Security, with functionality that provides in-depth security monitoring and analysis of production environments, is available as an optional, add-on subscription for customers already utilizing JFrog Advanced Security and Curation.
o
JFrog Curation functions as a guardian outside the software development pipeline, controlling the admission of packages into an organization, primarily from open source or public repositories.
o
JFrog Connect functionality for IoT devices is available for separate purchase as a means to control updates and deployments to device fleets.

We have an unwavering commitment to the software developer, MLOps teams, security teams, and IT operator communities, and demonstrate this commitment by offering varying forms of free access to our products in addition to the paid subscriptions described above. This free access takes the form of free trials and open source software and helps generate demand for our paid offerings within these communities.

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

•
Platform Tours. We offer environments with pre-populated data and streamlined experiences to allow prospective customers the ability to securely test-drive functionality without requiring their own data.
•
Open Source. Our open source offering is a limited functionality version of JFrog Artifactory that only supports Java-based software packages, and does not support organization-wide adoption by DevOps teams.

Growth Strategies

We intend to pursue the following growth strategies:

•
Extend our technology leadership. We expect to continue to invest in building new capabilities and extending our platform to bring the power of software supply chain management to a broader range of use cases, including maturation of security solutions for DevSecOps, expansion of AI-enabling technologies including MLOps, and continuing to enable DevOps solutions for devices on the edge. Additionally, we believe acquiring new technologies to complement our organic innovation efforts will help us rapidly adapt to address the evolving needs of the market and drive increased value for our customers.
•
Expand within our existing customer base. We have demonstrated a differentiated ability to retain customers, expand existing customer usage, and cross-sell a broader set of products and features within an organization. Our net dollar retention rate of 116% as of December 31, 2024, highlights the increasing value of our products to our customer base. While maintaining our self-service and inbound sales model, we intend to continue to expand our strategic sales team to identify new use cases and drive expansion and standardization on JFrog’s Software Supply Chain Platform.
•
Acquire new customers. Our free trial subscription options and open source version of JFrog Artifactory increase software developer, security and IT operator familiarity with our products, and allow for low-friction product adoption. MLOps functionality may expose JFrog solutions to new audiences such as AI/machine learning Engineers and Data Scientists. Additionally, we have steadily grown our international presence since inception and intend to continue to expand regionally as DevOps and DevSecOps practices are increasingly adopted around the world.
•
Expand and develop our technology partnership ecosystem. We have designed our platform to work with the major package technologies and be deployed in any environment, allowing our technology partners to better serve their customers. We also intend to cultivate and leverage channel and alliance partners, including cloud providers, to grow our market presence and drive greater sales efficiency.

Customers

As of December 31, 2024, we had a global customer base of approximately 7,300 organizations across all industries and sizes, including approximately 82% of Fortune 100 organizations.

As of December 31, 2024, 1,018 of our customers had annual recurring revenue (“ARR”) of $100,000 or more, increasing from 886 customers as of December 31, 2023, accounting for 72% and 68% of our ARR, respectively. We had 52 customers with ARR of at least $1.0 million as of December 31, 2024, increasing from 37 customers as of December 31, 2023. For the year ended December 31, 2024, our 10 largest customers represented approximately 8% of our total revenue. Additionally, approximately 40% of our revenue was generated from customers outside of the United States. All references to our customers included in this Annual Report refer to paying customers.

Technology

Our proprietary technology, fueled by our optimized database architecture, enables best-in-class reliability, scalability, and performance.

Our technology includes the following key attributes:

•
Universal package management. The center of our platform, JFrog Artifactory, stores software packages and manages the metadata from major package technologies, including Docker, OCI, Debian, RPM, Go, Helm, Kubernetes, NPM, NuGet, Python, Java, Rust, and machine learning models and datasets. Our platform is designed to quickly and seamlessly add support for new package technologies as they arise, ensuring a comprehensive view of an organization’s software supply chain.

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
•
Machine learning security. Scanners that identify malicious behavior or vulnerabilities embedded in Machine Learning model files of different formats.
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
•
Machine Learning lifecycle management. End-to-end platform for development of machine learning applications and management of their versioned software components, including model and dataset registry, feature store, security scanning, model experiment tracking, model promotion, deployment, serving and monitoring.
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

Marketing and Sales

Marketing

JFrog’s marketing approach is a dual-pronged effort to both enable and empower users in a bottoms-up motion, as well as enterprise level or “top-down” approach for broad platform adoption at a strategic company level. Our community-focused approach to marketing prioritizes increasing the effectiveness of software developers, security teams, machine learning engineers, data scientists and IT operators. We empower these technologies to release software faster and more securely, and in the process create champions of our products who are well-positioned to demonstrate the value of JFrog to their broader organizations. These communities can easily engage with our products through free trials and open source software before deciding to use them on a paid basis. We believe this approach gives us a competitive advantage, as technical communities have become integral in spreading awareness of our brand, expanding use cases, and promoting the adoption of our platform in the overall organization. As a result, the value we bring to software developers and IT operators organically drives demand, as increased awareness, knowledge sharing, and adoption leads to greater exposure to the other features and products in our user interface.

Our enterprise-level and geography-focused field marketing functions support our strategic sales team, providing an account-based approach to drive expansion of JFrog solutions amongst our largest customers and prospects. Additionally, we engage with prospective end-users through user-centered events, including JFrog swampUP, our annual, global DevOps, DevSecOps, and MLOps user conference, hands-on training events, persona-driven events, and co-marketing activities with technology partners and large cloud platforms.

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

Our customer success teams are focused on enabling organizations to realize the full benefits of our platform by helping them advance DevOps, DevSecOps, and MLOps practices and promoting the adoption of additional products and more advanced functionality of our platform. We intend to continue to expand our strategic sales team to identify new use cases and drive expansion and standardization on JFrog within our largest customers.

Competition

We compete in the DevOps, DecSecOps, and MLOps markets on the basis of a number of factors, including:

•
ability to provide an end-to-end, unified platform for secure software supply chain workflows;
•
ability to provide security solutions across software developers and enterprise workflows;
•
ability to provide machine learning operation solutions across enterprise workflows;
•
breadth of technologies we support;
•
breadth of technology integrations;
•
total cost of ownership;
•
extensibility across organizations, including software developers, security teams, machine learning engineers, data scientists, and IT managers;
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
•
DevOps and developer-focused vendors. Many companies address only certain parts of the DevOps cycle and may compete with a limited set of JFrog offerings, including Microsoft’s GitHub, GitLab, Cloudsmith, and Sonatype.
•
Cloud providers. While also partners, cloud providers, such as Amazon Web Services (“AWS”), Microsoft Azure (including Azure DevOps) and Alphabet Inc.’s Google Cloud, may compete with a subset of JFrog functionality.
•
Security point solutions. Some security-focused companies may compete with a subset of JFrog’s holistic security offerings or address only developer-level security, such as Aqua Security, Snyk, Sonatype, and Black Duck.
•
Diversified vendors. Some diversified technology companies, such as IBM, Inc. (including Red Hat), Pivotal Software, and Broadcom’s VMware may have offerings that compete with certain JFrog products.

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

Our research and development team consists of our architects, software engineers, security experts, DevOps engineers, AI and machine learning experts, product management, quality assurance, and data collection teams. We intend to continue to invest in our research and development capabilities to extend our platform and products.

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

As of December 31, 2024, we hold a number of active patents and have filed patent applications both in the U.S. and in other countries. With any of our patent applications, it is possible that they could result in the issuance of a patent or the examination process could require us to narrow our claims. Any of our patents issued in the future may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. In addition, we have international operations and intend to continue to expand these operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

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

We control access to, and use of, our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international copyright and trade secret laws. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation, and other proprietary information. Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, and other processes generated by them on our behalf and agreeing to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K for a more comprehensive description of risks related to our intellectual property.

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

Employees and Human Capital

Our Board of Directors and its committees share oversight of our human capital management strategy. We annually conduct talent reviews and succession planning and the Board of Directors receives updates from senior management regarding succession planning, management talent assessment, and employee attrition. The Compensation Committee of the Board oversees our approach to human capital and provides oversight of our overall compensation philosophy, policies, and programs, ensuring their respective alignment with our human capital strategy. The Audit Committee of the Board reviews our ethics and compliance programs for human capital and workplace-related issues with management. The Nominating and Corporate Governance Committee has oversight of our approach to diversity as part of its broader oversight of our sustainability strategy and initiatives.

As of December 31, 2024, we had a total of approximately 1,600 employees globally, including approximately 800 employees located in Israel and approximately 400 employees in the United States. None of our employees are represented by labor unions or, except for our employees in France and Spain, covered by collective bargaining agreements.

Our Culture

Our core values are reflected in our CODEX, which was created by our employees. We emphasize these values through formal and informal training. Each year we conduct a CODEX employee engagement survey asking for employee feedback to better understand our strengths and weaknesses and assess the alignment of the CODEX with the needs of our company. Based on the results of our annual employee surveys, we believe the CODEX will continue to support our growth and success moving forward. Our CODEX values are:

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

Recruiting, Training and Development

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees and consultants. We attract new employees by advertising on our JFrog careers website and on LinkedIn, as well as leveraging our employee referral program. In order to meet our professional development objectives, we have implemented several formal and informal cross-company training programs to train new managers and employees with the skills to embark on a successful career at JFrog. In addition to annual performance reviews and merit-based compensation, we also encourage employees and their managers to maintain an open dialogue on progress throughout the year. Moreover, we focus on providing each employee an individualized career path and professional development opportunities.

Everyone Counts, Everyone Matters

We recognize and view equality as key to our success. We strive to foster a culture where all of our employees feel they are respected and treated equally, regardless of gender, race, ethnicity, color, age, disability, sexual orientation, gender identity, marital status, veteran status, pregnancy, HIV/AIDS status, cultural background, religious belief, genetic information status, or domestic violence status. We emphasize this principle in our CODEX value “Everyone Counts Everyone Matters” and aim to provide our employees a diverse, equitable, and inclusive work environment.

We continue to support equal opportunity in hiring and mandatory non-discrimination and anti-harassment training for all employees. For example, our workforce is diverse both in ethnicity and gender, including and up to the highest level of management, where three of our 10-member board and three of our 10-member executive management team are women.

Compensation and Benefits

Our compensation policy is designed to attract, retain and reward personnel. In addition to competitive base salaries and other cash compensation, we offer equity incentive plans that align the interest of our employees with our shareholders by motivating individuals to perform to the best of their abilities and achieve our business objectives, thereby driving the success of our company and increasing shareholder value.

Workforce Health and Safety

In addition to traditional employee benefits, we have implemented a number of initiatives to support the well-being, safety and health of our employees. We provide comprehensive health insurance that includes medical, dental, vision, and prescription drug coverage, along with many other benefits such as an Employee Assistance Program and wellness and fitness membership reimbursement programs. Additionally, we are committed to workplace safety and security through office maintenance, employee training, and emergency protocols.

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

Available Information

Our website address is https://www.jfrog.com, our investor relations website is https://investors.jfrog.com, our blog https://www.jfrog.com/blog and our X account is @JFrog. We have used, and intend to continue to use, our website, investor relations website, our blog and X accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website after we file them with the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our annual meeting of shareholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is https://www.sec.gov.

We webcast our earnings calls and certain events in which we participate or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters is also available on our investor relations website. Information contained on, or that can be accessed through, the websites provided does not constitute part of this Annual Report on Form 10-K or in any other report or document we file with the SEC, and inclusions of website addresses in this Annual Report on Form 10-K are inactive textual references only.

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

Summary of Risk Factors

Investing in our ordinary shares involves a high degree of risk because our business is subject to numerous risks and uncertainties, including those outside of our control that could cause our actual results to be harmed, including, but not limited to risks related to:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, operating cash flow and free cash flow, and our ability to achieve, and maintain, future profitability;

•
market acceptance of our products and our ability to develop new products or enhancements to existing products and to bring them to market in a timely manner;
•
the effects of increased competition in our markets and our ability to compete effectively;
•
anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•
our ability to maintain and expand our customer base, including by attracting new customers in existing and new markets;
•
our ability to maintain the security and availability of our products;
•
our ability to comply with stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security;
•
our business model, including our subscription model, and our ability to effectively manage our growth and associated investments;
•
our ability to integrate and realize anticipated synergies from acquisitions of complementary businesses;
•
beliefs and objectives for future operations, including regarding our market opportunity;
•
our relationships with third parties, including our technology partners and cloud providers;
•
our ability to maintain, protect, and enhance our intellectual property rights;
•
our expectations about the impact of unfavorable economic conditions, and adverse macroeconomic conditions, such as inflation rates and slower growth or recession, on our business and financial condition;
•
your rights and responsibilities as our shareholders that are governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations;
•
our ability to maintain an effective system of disclosure controls and internal control over financial reporting, and to produce timely and accurate financial statements or comply with applicable regulations;
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions or war, such as the war between Hamas, Hezbollah, and Israel, regional conflict in the Middle East, and the war in Ukraine, on our business, results of operations and financial condition;
•
our ability to successfully defend litigation brought against us;
•
our ability to attract and retain qualified employees and key personnel;
•
the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•
our ability to comply with laws and regulations that currently apply or become applicable to our business in Israel, the United States and internationally;
•
changes in effective tax rates or laws applicable us, including under the laws of Israel, the U.S., and other jurisdictions in which we may be subject to taxation; and
•
the future trading prices of our ordinary shares.

Risks Related to Our Business and Industry

Our business and operations have experienced significant growth, and if we do not appropriately manage future growth, if any, or are unable to improve and scale our systems, processes, and controls, our business, financial condition, results of operations, and prospects will be adversely affected.

We have experienced significant growth and increased demand for our products over time. Our total revenues for the years ended December 31, 2024, 2023 and 2022 were $428.5 million, $349.9 million, and $280.0 million, respectively, representing a growth rate of 22% and 25% for the years ended December 31, 2024 and 2023, respectively. Our employee headcount has also increased from approximately 1,400 as of December 31, 2023 to approximately 1,600 as of December 31, 2024. We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of December 31, 2024, 1,018 of our customers had ARR of $100,000 or more, increasing from 886 customers as of December 31, 2023, and 52 of our customers had ARR of $1,000,000 or more, an increase from 37 customers as of December 31, 2023. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

In 2024, we released multiple JFrog Platform features across our core functionalities in DevOps, DevSecOps, and MLOps, as we continued to expand our position as the system of record for the unified software release lifecycle. We released significant enhancements to JFrog Advanced Security, including JFrog Runtime Security, as well as greatly expanded our MLOps functionality with the acquisition of Qwak AI, Ltd. (“Qwak”) as a foundational technology for our JFrog ML offering. These enhancements and releases represent continuing expansion beyond our core DevOps business, delving more deeply into DevSecOps and Artificial Intelligence/MLOps. We may not be able to sustain the pace of improvements to our products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.

As we continue to expand our business, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage any future growth effectively could result in increased costs, negatively affect our customers’ satisfaction with our products, and harm our results of operations.

Our recent results may not be indicative of our future performance, and we may not be able to sustain our revenue growth rate in the future. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

As noted above, our total revenues for the years ended December 31, 2024, 2023 and 2022 were $428.5 million, $349.9 million, and $280.0 million, respectively, representing a growth rate of 22% and 25% for the years ended December 31, 2024 and 2023, respectively. You should not rely on the results of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, market consolidation, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, the protracted conflict in the Middle East, and global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our ordinary shares could be adversely affected.

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

Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow, and deferred revenue, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include, but not limited to:

•
our ability to attract and retain new customers;
•
the loss of existing customers;
•
renewals and timing of renewals;
•
customer usage of our products;
•
customer satisfaction with our products and platform capabilities and customer support;
•
our ability to expand sales within our existing customers;
•
our ability to gain new partners and retain existing partners;
•
increases or decreases in the number of elements of our subscriptions or pricing changes upon any renewals of customer agreements;
•
our ability to convert users of free trials and open source version of JFrog Artifactory into subscribing customers;
•
general economic, industry, and market conditions, including adverse macroeconomic conditions such as inflation and currency fluctuation;
•
fluctuations in share-based compensation expense, including as a result of our acquisition activity;
•
decisions by potential or existing customers to purchase alternative solutions;
•
decisions by potential customers to develop in-house DevOps, DevSecOps, and MLOps solutions as alternatives to our products;
•
the timing and success of new products introduced by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or partners;
•
the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including investments in research and development, sales and marketing, and general and administrative resources;
•
network outages;
•
actual or perceived breaches of, or failures relating to, privacy, data protection, e-marketing, cookies, cybersecurity, data breach notification, or data security;
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
•
fluctuations in foreign currency exchange rates; and
•
the impact of political uncertainty or unrest, including the Russia-Ukraine war, the war between Israel, Hamas and Hezbollah, the regional conflict in the Middle East, other areas of geopolitical tension around the world, including Syria, or the worsening of such conflicts or tensions and any related global economic disruptions.

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

Although we have achieved positive operating cash flow and free cash flow, we have incurred annual losses since our inception. We incurred a net loss of $69.2 million, $61.3 million and $90.2 million in the years ended December 31, 2024, 2023 and 2022, respectively. As a result, we had an accumulated deficit of $359.7 million as of December 31, 2024. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our products, broaden our customer base, expand our sales and marketing activities, including strengthening our customer success team and continuing to invest in our strategic sales team, expanding our operations, hiring additional employees, and continuing to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including but not limited to slowing demand for our products, increasing competition, or changes in macroeconomic conditions. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining positive operating cash flow and free cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

The markets for our products are maturing and may evolve more slowly or differently than we expect. Our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving markets.

The markets for our products are maturing in ways we may be unable to anticipate accurately. Accordingly, it is difficult to predict customer adoption and renewals and demand for our platform and our products, the entry of competitive products, the success of existing competitive products, or the future growth rate, expansion, longevity, and the size of the DevOps, DevSecOps, MLOps, and software release management software markets. The expansion of, and our ability to penetrate, these evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with DevOps, DevSecOps, and MLOps technologies, as well as the ability of DevOps workflows to improve critical steps in the lifecycle of software, including managing software security. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including our platform and products, may be negatively affected. If DevOps, DevSecOps, MLOps, and software release management software do not continue to achieve market acceptance, or there is a reduction in demand caused by decreased customer acceptance, technological challenges, weakening economic conditions, privacy, data protection and data security concerns, governmental regulation, competing technologies and products, or decreases in information technology or other spending, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which could adversely affect our business, financial condition, and results of operations.

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

In order to provide value for our customers, we must offer products that allow our customers to compile software from source code repositories, manage the dependencies among components within software packages, move packages and machine learning models to a universal repository, ingest packages from third parties, including open source libraries, scan for vulnerabilities through various stages, distribute to endpoints, and deploy in production, all through a single user access point. The success of any new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the quality of our product and the user experience, our ability to manage the risks associated with new product releases, the effective management of development and other spending in connection with anticipated demand for new products, and the availability of newly developed products. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and delays in releasing new products, deployment options, and product enhancements and may have similar experiences in the future. As a result, some of our customers may either defer purchasing our products until the next upgrade is released or switch to a competitor if we are not able to keep up with technological developments. For example, AI and machine learning may change the way our industry operates, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. In addition, if defects are not discovered until after customers purchase our products, our customers could lose confidence in the quality of our products and our reputation and brand may be harmed. If significant bugs, errors, or other defects or deficiencies are not discovered and patched in a timely manner, unauthorized parties could gain access to such products. Any negative publicity related to the perceived quality of our products could harm our business, results of operations, and financial condition. See also, “We have acquired, and may in the future acquire, complementary businesses which could require significant management attention, disrupt our business, dilute shareholder value, and adversely affect our results of operations.” in this Part I, Item 1A.

We may not be able to compete successfully against current and future competitors, some of whom have greater financial, technical, and other resources than we do. If we do not compete successfully, our business, financial condition, and results of operations could be harmed.

Our platform consists of multiple products in DevOps, DevSecOps, and MLOps, and we compete in each product category as well as at the entire platform level. The market for our products is highly fragmented, quickly evolving, and subject to rapid changes in technology. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including, but not limited to, the following:

•
ability to provide an end-to-end, unified platform solution for the DevOps, MLOps and DevSecOps workflows;
•
ability to provide updated security products to create and maintain trusted software releases;
•
breadth of technologies we support;
•
breadth of technology integrations;
•
total cost of ownership;

•
extensibility across organizations, including software developers, security teams, machine learning engineers, data scientists, and IT operators;
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

Our products are available for self-managed, SaaS, and hybrid deployments. While we believe we compete successfully on the above factors, particularly with regards to the comprehensive nature of our solutions, we do experience competition in each of these categories with different vendors:

•
In-house solutions. Over time, many companies built solutions in-house for specific use cases they uniquely required. Often, these solutions do not scale or were not designed to meet the needs of modern software delivery methodologies or technologies.
•
DevOps and developer-focused vendors. Many companies address only certain parts of the DevOps cycle and may compete with a limited set of JFrog offerings, including Microsoft’s GitHub, GitLab, Cloudsmith, and Sonatype.
•
Cloud providers. While also partners, public cloud providers, such as Amazon Web Services (“AWS”), Microsoft Azure (including Azure DevOps), and Alphabet Inc.’s Google Cloud, may compete with a subset of JFrog functionality.
•
Security point solutions. Some security-focused companies may compete with a subset of JFrog’s holistic security offerings or address only developer-level security, such as Aqua Security, Snyk, Sonatype, and Synopsys.
•
Diversified vendors. Some diversified technology companies, such as IBM, Inc. (including Red Hat), Pivotal Software, and Broadcom’s VMware may have offerings that compete with certain JFrog products.

Some existing and potential competitors have recently announced plans to be acquired. Such industry consolidation could result in heightened competition from companies with more significant resources than us. Many of our competitors have greater financial, technical, and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks, more diverse product and services offerings, and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. Furthermore, we expect that our industry will continue to attract new companies, including smaller emerging companies, which could introduce new offerings. We may also expand into new markets and encounter additional competitors in such markets.

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

We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales may not immediately be fully reflected in our results of operations.

We recognize a significant portion of our subscription revenue over the term of the relevant subscription period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions may not be fully reflected in our results of operations until future periods.

If our existing customers do not renew their subscriptions, our business and results of operations could be adversely affected.

We expect to derive a significant portion of our revenue from renewals of existing subscriptions. Our customers have no contractual obligation to renew their subscriptions after the completion of their subscription term. Our self-managed subscriptions are offered on an annual and multi-year basis, while our SaaS subscriptions are offered on a monthly, annual, and multi-year basis and can consist of fixed and usage-based fees. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including their satisfaction with our products and our customer support, the frequency and severity of product outages, our product uptime or latency, the pricing of our, or competing, products, additional new features and capabilities that we offer, new integrations, and updates to our products as a result of updates by technology partners. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. We may not accurately predict future renewal trends. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline.

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

Our future success depends, in part, on our ability to continue to attract and retain key executives and other highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and results of operations. For example, we onboarded a new Chief Legal Officer in late 2023, and a new Chief Financial Officer in early 2024. Our future performance also depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations.

Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high rates of employee attrition. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products. There is currently a high demand for experienced professionals in all areas required to run a complex, multinational business, including but not limited to DevOps, DevSecOps, and MLOps. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, specifically for engineers for research and development, security experts, and support positions who are experienced in DevOps, DevSecOps, or MLOps, and such competition often results in increasing wages, especially in Israel, where most of our research and development positions are located, and in the San Francisco Bay Area, where our U.S. headquarters are located. Therefore, we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have, and due to our profile and market position, such competitors actively seek to hire skilled personnel away from us, even if such employees have entered into a non-compete agreement with us. Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer that have been recognized by the courts, such as the protection of a company’s trade secrets or other intellectual property. We may not be able to make such a demonstration.

In addition, in making employment decisions, particularly in the internet, software, and high-technology industries, job candidates often consider the value of the total compensation that may include equity, bonus, commissions, and other benefits that they may receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly declined in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us and could lead to employee attrition. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

Our business and success depend in part on our strategic relationships with third parties, including our public cloud providers and our channel partners. If we fail to maintain or expand these relationships, our results of operations and reputation could be harmed.

We currently depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we currently partner with public cloud partners, AWS, Microsoft Azure, including Azure DevOps (Azure), and Alphabet Inc.’s Google Cloud (“Google Cloud”). Our technology partnership ecosystem powers significant extensibility of our products, offers our customers the ability to integrate tools outside our platform with our products, provides the ability to deploy our products in their preferred environments, and allows them to support new package technologies as they are released. Accordingly, our SaaS products must be compatible with major cloud service providers in order to support local hosting of our JFrog-managed products in geographies chosen by our customers and third parties with whom we may partner.

We have also established relationships with certain channel partners to distribute our products. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential channel partners that can drive substantial revenue and provide additional value-added services to our customers. If we are unable to develop and maintain successful relationships with our channel partners, our business, results of operations, and financial condition could be harmed. In addition, our agreements with our channel partners are non-exclusive, so they may offer customers the products of several different companies, including products that compete with ours.

It is uncertain whether these channel partners will be successful in co-marketing our solutions to provide a significant volume and quality of lead referrals and orders or whether they will continue to work with us long-term.

While also partners, public cloud providers (AWS, Azure and Google Cloud) may compete with a subset of JFrog functionality. For example, these public cloud providers currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors.

Further, identifying and negotiating new and expanded partner relationships, whether channel partners, cloud providers, or technology partnerships, requires significant resources and participation from such parties, and we cannot guarantee that the parties with which we currently have relationships can or will continue to devote the resources necessary to operate and expand their use of our platform. If we are unsuccessful in establishing or maintaining our partner relationships or any other strategic relationships with third parties, our ability to compete, our revenue, results of operations, and future prospects could be harmed.

Even if we are successful in establishing and maintaining our relationships with third-parties, we cannot ensure that our relationships will result in sustained or increased usage of our platform. In addition, any failure of our solutions to operate effectively with the business applications of any third-party partners could reduce the demand for our solutions and cause harm to our business and reputation. We may also be held responsible for obligations that arise from the actions or omissions of third parties with which we do business. Further, any expansion into new geographies may require us to invest in developing new relationships with providers. If we are unable to respond to changes in a cost-effective manner, our products may become less marketable, less competitive, or obsolete, and our results of operations may be negatively impacted.

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

A real or perceived defect, security vulnerability, error, or performance failure in our platform could cause us to lose revenue, expose us to liability, and damage our reputation.

Our products are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors, or performance failures could cause breach of contractual provisions, thereby exposing us to liabilities, termination of agreements, loss of customers or revenue, order cancellations, service terminations, damage to our reputation, or lack of market acceptance of our products. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased contractual liability, scrutiny, loss of revenue or customers, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our products to fix these defects, errors, or performance failures, and develop processes and controls which could require us to allocate significant research and development and customer support resources to address these problems.

Any limitation of liability provisions that may be contained in our customer, user, third-party vendor, service provider, and partner agreements may not be accepted by customers, users, third-party vendors, service providers, and partners, or enforceable or adequate or effective as a result of existing or future applicable law or unfavorable judicial decisions, and they may not function to limit our liability arising from regulatory enforcement. The sale and support of our products entail the risk of liability claims, which could be substantial in light of the use of our products in large scale and in enterprise-wide environments, depending on the nature of the limitation of liability provisions.

In addition, our insurance against these liabilities may not be adequate to cover a potential claim and potentially may be subject to exclusions, or that the insurer will deny coverage as to any future claim or exclude from our coverage such claims in policy renewals. The denial of our claims by our insurer or the successful assertion of claims by others against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations, and reputation.

Incorrect implementation or use of, or our customers’ failure to update, our products could result in customer dissatisfaction and negatively affect our business, operations, financial results, and growth prospects.

Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our products to maximize their potential. If users of our products do not implement, use, or update our products correctly or as intended, then inadequate performance and/or security vulnerabilities may result. Because our customers rely on our products to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update, our products or our failure to train customers on how to use our products productively has in the past and may in the future result in customer dissatisfaction and negative publicity and may adversely affect our reputation and brand. Our failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, which would adversely affect our business and growth prospects.

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.

We outsource substantially all of the infrastructure relating to our cloud products to public cloud providers chosen by our customers. Customers of our SaaS offerings need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Public cloud providers maintain control over their platforms that we access and on which we build our product offerings. Therefore, we are vulnerable to their service interruptions and any changes in their product offerings. Any limitation on the capacity of our public cloud providers could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, and results of operations. In addition, any incident affecting our public cloud providers’ infrastructure that may be caused by their operational failures, or by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, protests or riots, and other similar events beyond our control could negatively affect our SaaS platform and hybrid products. It is also possible that our customers and regulators could seek to hold us accountable for any breach of security affecting a public cloud provider’s infrastructure and we may incur significant liability in investigating such an incident and responding to any claims, investigations, or proceedings made or initiated by those customers, regulators, and other third parties. We may not be able to recover a material portion of such liabilities from any of our public cloud providers. Moreover, our insurance may not be adequate to cover such liability and may be subject to exclusions. Any of the above circumstances or events may harm our business, results of operations, and financial condition.

In addition, our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions, capacity constraints, technical failures, natural disasters, or fraud or security attacks. If our website is unavailable, our business could be harmed. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for our products. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

In the event that our agreements with our public cloud providers are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud solution for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition, and results of operations.

We also rely on cloud services from public cloud providers in order to operate critical functions of our business, including financial management services, relationship management services, and lead generation management services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our products and supporting our customers could be impaired, and our ability to generate and manage sales leads could be weakened until equivalent services, if available, are identified, obtained, and implemented, any of which could harm our business and results of operations.

We typically provide service-level commitments under our subscription agreements. If we fail to meet these or materially breach other contractual commitments, we could face liabilities or subscription termination with refunds of prepaid amounts, which would decrease our revenue and harm our business, financial condition, and results of operations.

Our subscription agreements typically contain service-level commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with certain credits which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which would significantly affect our future revenue. We offer multiple tiers of subscriptions to our products and as such our service-level commitments will increase if more customers choose subscriptions of JFrog Pro X, JFrog Enterprise X, and JFrog Enterprise Plus. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition, and results of operations.

If we are not able to maintain and enhance our brand, especially among developers, security teams, data scientists and IT operators, our business and results of operations may be adversely affected.

We believe that developing and maintaining widespread awareness of our brand, especially with developers, security teams, data scientists, and IT operators, is critical to achieving widespread acceptance of our software and attracting new users and customers. Brand promotion activities may not generate user or customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract or retain users and customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our products.

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

Our inbound sales model may not continue to be as successful as we anticipate and our direct, traditional sales functions may not be able to fully compensate for a potential large downturn in the inbound business.

We continue to enjoy a certain degree of inbound sales, which serve as a meaningful source of growth in our land-and-expand model. In the event that we experience a significant downturn in the inbound sales model, it may affect our future growth prospects. We intend to continue to expand our strategic and enterprise sales teams to identify new use cases, drive expansion, and standardization on JFrog within our largest customers. There is no guarantee, however, that this strategic sales team will be successful. Moreover, we are not able to predict whether the deployment of our strategic and enterprise sales teams may adversely affect our inbound sales model. If our efforts to sell subscriptions to new customers and to expand deployments with existing customers are not successful, our total revenue and revenue growth rate may decline and our business will suffer.

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

We rely on traditional web search engines and AI-powered synopses to direct traffic to our website. If our website fails to rank prominently in these search results, traffic to our website could decline and our business would be adversely affected.

Our success depends in part on our ability to attract users through unpaid Internet search results on traditional web search engines such as Google, as well as on AI-generated search results and synopses. The number of users we attract to our website from searches is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be sufficiently prominent to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. Any reduction in the number of users directed to our website could reduce our revenue or require us to increase our customer acquisition expenditures.

Unfavorable economic conditions may adversely affect our business and financial condition due to impacts on enterprise spending trends, including reductions in information technology spending and decreased demand for our products, which could limit our ability to grow our business.

Our operations and financial performance depend in part on global economic conditions and the impact of these conditions on levels of information technology spending and the willingness of our current and prospective customers to purchase our products. Adverse macroeconomic conditions, including inflation, slower growth or recession, bank failures or instability in the financial services sector, changes to fiscal and monetary policies, tighter credit, higher interest rates, and currency fluctuations, could adversely impact confidence and enterprise spending and negatively affect demand for our products.

For example, we are currently operating in a period of economic uncertainty. While interest rates have begun to decline and inflation is significantly lower than in past quarters in the U.S., costs of labor, capital, employee compensation, and other similar effects have increased in the recent past. If conditions in the national and global economy do not continue to improve or instead worsen, our current and potential customers’ operating costs will likely increase, which could result in reduced operating and information technology budgets. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in information technology spending. Such delays or reductions in technology spending are often associated with enhanced budget scrutiny by our customers including additional levels of approvals, cloud optimization efforts, and additional time to evaluate and test our products, which can lead to long and unpredictable sales cycles. We have experienced longer sales cycles for certain products and enhanced budget scrutiny by our customers and expect to continue to experience these challenges given the current macroeconomic environment. Also, customers may choose to develop in-house software as an alternative to using our products, and competitors may respond to such negative conditions in the general economy by lowering prices, any of which could adversely affect demand for our products and limit our ability to grow our business.

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

As part of our business strategy, and to keep pace with technological and competitive developments, we may acquire or make investments in the acquisition of complementary businesses, technologies, services, products, and other assets that expand the products that we can offer our customers. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business. For example, in July 2024, we acquired Qwak, a privately-held AI development platform company, and in 2021, we acquired both Vdoo Connected Trust Ltd. (“Vdoo”), a privately-held security company, and Upswift Ltd., a privately-held cloud-based platform company and creator of connected device management software for developers. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully.

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

Our failure to generate the significant capital or raise additional capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

Historically, we have funded our operations and capital expenditures primarily through cash generated from our operations and through equity issuances. Although we currently anticipate that our existing cash and cash equivalents and operating cash flow will be sufficient to meet our cash needs for the next twelve months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our ordinary shares, and our shareholders may experience dilution.

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•
develop or enhance our products;
•
continue to expand our research and development and sales and marketing organizations;
•
bring our products to market;
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

Sales to government entities are subject to a number of risks that are specific to public sector customers. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time, expertise, and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state governments, or non-U.S. government sectors until we have attained such revised certification or certifications. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products.

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

We have deployed machine learning and AI technologies in our products and business, including developing new product features utilizing AI technologies. AI technology may become more important to our operations or to our future growth over time. We may fail to properly implement or market our AI products and business. Our products and systems may become targets for abuse powered by AI, and our support for MLOps may fall behind existing standards which are changing rapidly. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Suppliers of the third-party AI models we use in our products and business could terminate their relationship with us, cease to make certain models available to us, or make certain models more expensive for us to use.

AI technology also may be the subject of new or modified legal and regulatory obligations. For example, the EU AI Act (the “AI Act”) which entered into force on August 1, 2024, will impose obligations on providers and users of AI. Under the AI Act, fines can reach up to €35 million or 7% of global income. The AI Act may impact the incorporation of AI technologies into our offerings and business in Europe. Other countries, including the U.S. at both the state and federal level, are increasingly looking to regulate AI. For example, several AI bills have been introduced in Congress. A significant number of other countries are contemplating laws regulating AI and numerous U.S. states have proposed, and in certain cases enacted, legislation relating to AI. We may not be able to anticipate how to respond to rapidly evolving legal frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI and machine learning technologies are not consistent across jurisdictions. New laws, decisions, and guidance regarding AI technologies may limit our ability to use AI models, or require us to make changes to our operations or products, which would result in an increase to operating costs and hinder our ability to improve our products. Accordingly, it is not possible to predict all of the risks related to the use of AI and machine learning technologies that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and machine learning technologies may adversely affect our ability to use or sell these technologies or subject us to legal liability.

Uncertainty regarding new and emerging AI technologies, such as generative AI and machine learning, may require us to incur additional expenses to research and integrate AI technologies into our future product offerings and our internal systems. Any such research, implementation, and integration may be costly and could impact our results of operations. Additionally, AI may create content that appears correct, but is factually inaccurate, insufficient, poor quality, flawed, or contain other errors or inadequacies, any of which may not be easily detectable. AI and machine learning technologies have been known to produce false or hallucinatory inferences or outputs. Our use of AI technologies may expose us to additional claims, demands, and proceedings by private parties, customers, and regulatory authorities and subject us to legal liability as well as brand and reputational harm, confidentiality or security risks, competitive harm, ethical and social concerns, or other complications that could adversely affect our business, reputation, or financial results. If we do not have sufficient rights to use the output of such AI and machine learning tools, or other data or content on which the AI and machine learning tools we use rely, we also may incur liability by violation of applicable laws and regulations, third-party intellectual property or other rights, or contracts to which we are a party.

Expectations of our performance relating to sustainability and governance factors may impose additional costs and expose us to new risks.

We have undertaken and expect to continue to undertake certain sustainability and governance-related initiatives, goals, and commitments, which we have communicated on our website, in our SEC filings, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, these initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope, or nature of these initiatives, goals, or commitments, or for any revisions to them. Stakeholders could also challenge the accuracy, adequacy, or completeness of our disclosures related to these initiatives. Our actual or perceived failure to achieve some or all of these initiatives, goals, or commitments or maintain sustainability or governance practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers, and expose us to increased scrutiny from sustainability and governance-focused investors, regulatory authorities, and others, or subject us to liability. Damage to our reputation or reduced demand for our products may adversely impact our business, financial condition, or results of operations.

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

We enter into confidential, non-compete, proprietary, and inventions assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. No assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information, especially in certain states and countries, including Israel, that are less willing to enforce such agreements. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Our platform allows integration with third parties’ software, or the platform used by the customer. Such integrated software could impact negatively on the use of features or products available on the JFrog Platform. In addition, if the integration is misused by a third party to gain unlawful access to our platform, our business and reputation could be harmed.

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

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The intellectual property ownership and license rights, including copyright, surrounding AI technologies have not yet been fully addressed by lawmakers or courts, and the use of third party AI in our products offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our products infringe, misappropriate, or violate their rights, the litigation could be expensive, time-consuming and could divert our management and other employee resources. We could also be subject to an injunction which could prohibit us from selling or using products that incorporate the disputed intellectual property.

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

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims by third parties against customers, alleging intellectual property infringement, misappropriation or violation, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations, and financial condition. Pursuant to certain agreements, we do not have a cap on our liability for indemnity claims and any payments under such agreements would harm our business, results of operations, and financial condition. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

Our paid products incorporate open source software, and we expect to continue to incorporate open source software in our paid products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our paid products. There have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. In addition, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our products or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation, or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. Some open source projects provided on an “as-is” basis have known vulnerabilities and architectural instabilities which, if not properly addressed, could negatively affect the performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations, and financial condition.

Risks Related to Privacy, Data Protection, and Cybersecurity

A breach of our security measures or unauthorized access to proprietary and confidential data, or a perception that any security breach or other incident has occurred, may result in our platform or products being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.

Although our products do not involve the processing of large amounts of personal data or personal information, our platform and products support customers’ software, which may involve the processing of large amounts of personal data, personal information, and information that is confidential or otherwise sensitive or proprietary. Data security incidents affecting widely trusted data security architecture (such as historical incidents affecting SolarWinds Orion, the incident involving Accellion FTA, the incident affecting Microsoft Exchange, the incident affecting Kaseya VSA, the incident involving Log4j, the software update incident involving CrowdStrike – none of which have directly affected us) may increase customer expectations regarding the security, testing, and compliance documentation of our platform and products for secure software development operations, management, automation, and releases. In addition, these or other incidents may trigger new laws and regulations that increase our compliance burdens, add reporting obligations, or otherwise increase costs for oversight and monitoring of our platform, products, and supply chain.

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

Security breaches and other security incidents that affect us may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our vendors or service providers’ systems and networks have not been breached or that they do not contain exploitable vulnerabilities, defects, or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. In addition, our customers and users may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data, including information about their software, source code, and security environment, stored within our products. As we continue to expand the products that we can offer our customers, including through the acquisition of complementary businesses, such as our acquisition of Vdoo in 2021 and our acquisition of Qwak in July 2024, and through internal development, such as developing new security services, our products will likely have access to more sensitive and personal information of our customers, which could result in greater adverse effects from security breaches and other security incidents. Also, our expansion into new services and products could subject us to additional regulations. In addition, we are subject to other laws and regulations that obligate us to employ reasonable security measures. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Certain vulnerabilities under certain circumstances could be exploited if our customers do not patch vulnerable versions of the product. In the future, we also may experience security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, malware, or similar breaches or disruptions. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents.

Despite our efforts, our systems and those of our vendors, service providers, and strategic partners also are potentially vulnerable to computer malware, malicious access or delivery of ransomware or other malicious software to our customers, AI risks, viruses, computer hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, unauthorized access, exploitation of bugs, defects, and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, failures, security breaches and incidents, inadvertent or intentional actions by our employees, contractors, consultants, partners, and/or other third parties, and other real or perceived cyberattacks. Our risks of cyberattacks and other sources of security breaches and incidents, and those faced by our vendors, service providers, and strategic partners, may be heightened in connection with the war between Israel, Hamas and Hezbollah, the regional conflict in the Middle East, the war between Russia and Ukraine, and other associated geopolitical tensions and regional instability. Any of these incidents or any compromise of our security or any unauthorized access to or breaches of the security of our or our service providers’ systems or data processing tools or processes, or of our platform and product offerings, as a result of third-party action, employee error, vulnerabilities, defects or bugs, malfeasance, or otherwise, could result in unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification, or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information, or a risk to the security of our or our customers’ systems. We, our vendors, service providers, and strategic partners may be unable to anticipate these techniques and vulnerabilities, react, remediate, or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures.

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

We receive, collect, store, process, transfer, retain, use, and otherwise process personal information and other data relating to users of our products, our employees and contractors, and other persons. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personal data and personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, e-marketing, cybersecurity, AI, and data security and the collection, storing, sharing, use, processing, transfer, retention, security, disclosure, and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection, cybersecurity, AI, and data security. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, cybersecurity, and data security to the extent possible. However, the regulatory framework for privacy, data protection, cybersecurity, e-marketing, AI, and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Any perception of privacy, data security, cybersecurity, or data protection concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and results of operations. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, storing, sharing, use, retention, security, protection, disclosure, other processing of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, disclosure, or other processing of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

If we were found in violation of any applicable laws or regulations relating to privacy, data protection, cybersecurity, AI, or data security, in addition to any regulatory fines, penalties, contract breach, costs for remediation, or litigation costs, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features available through our platform. In addition, these laws and regulations could constrain our ability to use and process data in manners that may be commercially desirable. In addition, if a breach of data security were to occur or to be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection, or data security were to be alleged, or if we had any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our solutions may be perceived as less desirable and our business, prospects, financial condition, and results of operations could be materially and adversely affected. Our insurance covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liabilities we may incur.

The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results, and financial condition being harmed. We and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results and financial condition. While the EU and U.S. governments have adopted the EU-U.S. Data Privacy Framework (“DPF”) to foster EU-U.S. data transfers, the CJEU upheld the Standard Contractual Clauses (“SCCs”), and addressed the concerns of the CJEU’s “Schrems II” decision, it is uncertain whether the DPF and the SCCs will eventually be overturned or invalidated, as the predecessors to the DPF were. Additionally, certain countries have considered passing laws requiring varying degrees of local data residency. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, loss of trust by our users, and a material and adverse impact on our reputation and business.

The Israeli Privacy Protection Law, 1981 (PPL), and its regulations, including but not limited to the Israeli Privacy Protection Regulations (Data Security) 2017 (Security Regulations) impose obligations regarding processing, transferring and securing of personal data. In addition, in 2023, the Privacy Protection Regulations (Provisions Regarding Information Transferred to Israel from the European Economic Area), 2023 (EU Regulations) were enacted and consequently provide, in certain cases, additional rights to data subjects from the EEA and Israel. Therefore, significant changes to the PPL and its regulations may necessitate adjustments to our data protection and security practices. Lack of compliance with the PPL and its regulations could result in enforcement actions, litigation (including class actions), fines and penalties.

A material amendment to the PPL was approved by the Israeli Parliament in August 2024 and will take effect on August 14, 2025 (Amendment 13). Among other things, Amendment 13 expands the Privacy Protection Authority’s investigative authority and the monetary sanctions that can be imposed for breach of the PPL and its regulations, to substantial amounts that, in certain cases, may reach millions of NIS.

We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data security, cybersecurity, data sovereignty, e-marketing, AI, and data protection. We cannot yet determine the impact these laws and regulations or changed interpretations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use, or disclose information relating to individuals, which could decrease demand for our platform, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. Moreover, because the interpretation and application of many laws and regulations relating to privacy, security, cybersecurity, e-marketing, AI, and data protection, along with mandatory industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing or future data management practices or features of our platform and products. Any failure or perceived failure by us to comply with our posted privacy notices, our privacy-related obligations to users or other third parties, or any other actual or asserted legal obligations or regulatory requirements relating to privacy, data protection, cybersecurity, e-marketing, AI, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by privacy advocacy groups or others and could result in significant liability, cause our customers to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations, or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by privacy advocacy groups or others, and could result in significant liability, cause our customers to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Risks Related to Foreign Operations

Our international operations and expansion expose us to risks.

Our primary research and development operations are located in Israel. As of December 31, 2024, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of December 31, 2024, we had employees located primarily in ten countries. Our current international operations involve, and we expect future initiatives will involve, a variety of risks, including:

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
•
exposure to many stringent and potentially inconsistent worldwide and industry-specific laws and regulations applicable to JFrog, directly or through customer contractual obligations relating to privacy, data protection, cybersecurity, AI, and data security;
•
unexpected changes in practices, tariffs, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions;
•
changes in a specific country’s or region’s political or economic conditions, such as the war between Israel, Hamas and Hezbollah, the regional conflict in the Middle East, the war between Russia and Ukraine and associated geopolitical tensions, as well as economic sanctions the U.S., the EU, and other countries have imposed on Russia and certain of its allies and the impact of the foregoing on the global economy;
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

We currently conduct limited operations in China, including its administrative regions such as Hong Kong. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including but not limited to:

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

Any actions and policies adopted by the government of the People’s Republic of China, particularly with regard to intellectual property rights and their enforcement, any slowdown in China’s economy, alignment with territories of geopolitical tension such as Russia, or increased restrictions related to the transfer of data pursuant to the Chinese Cyber Security Law, could have an adverse effect on our business, results of operations, and financial condition.

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

We collect sales, value added, and other similar taxes in a number of jurisdictions. One or more U.S. states or countries may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. Further, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc. et al, (“Wayfair”), that online remote sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, many U.S. states or local governments have adopted, and may begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the United Kingdom and France, introduced a digital services tax, which is generally a tax on gross digital services revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. A successful assertion by a U.S. state or local government, or other country or jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services, or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2024, we had net operating loss carryforwards of $168.2 million in Israel and U.S. state net operating loss carryforwards of $64.4 million, which may be utilized against future taxable income. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned approximately 22% of our ordinary shares outstanding as of December 31, 2024. As a result, these shareholders, acting together, will have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

Sales of a substantial number of our ordinary shares in the public market, particularly sales by our directors, executive officers, and significant shareholders, or the perception that these sales could occur, could adversely affect the market price of our ordinary shares and may make it more difficult for you to sell your ordinary shares at a time and price that you deem appropriate. We have also registered the offer and sale of all ordinary shares that we may issue under our equity compensation plan and employee stock purchase plan.

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

Our board of directors has sole discretion whether to pay dividends. If our board of directors decides to pay dividends, the form, frequency, and amount will depend upon our future, operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that our directors may deem relevant. The Israeli Companies Law, 5759-1999 (the “Companies Law”) imposes restrictions on our ability to declare and pay dividends. Payment of dividends may also be subject to Israeli withholding taxes.

Risks Related to Our Incorporation and Location in Israel

While most of our go-to-market and support services are located outside of Israel (mainly in the U.S., India, and France), given the conditions in Israel, the regional conflict in the Middle East, including attacks by Hamas, Hezbollah, Iran, the Houthi movement of Yemen, and other militant groups, it is possible that our operations could be adversely affected over time, which could lead to a disruption in our business.

Because a material part of our research and development is conducted in Israel and certain members of our board of directors and management (as well as more than half of our employees and consultants) are located in Israel, our business and operations could be affected by economic, political, geopolitical, and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region.

In October 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets, Hezbollah militants conducted a series of terror attacks on civilian and military targets from the northern border of Israel. Since the commencement of these events, there have been additional active hostilities, including with the Houthi movement of Yemen, Iran, and other regional actors, and with Iran. However, certain ceasefire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), and some Iranian proxies have declared a halt to attacks. Additionally, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets, and infrastructure linked to Hezbollah and other Iran-supported groups. Despite these ceasefire agreements and declarations, it is possible that these hostilities will escalate in the future into a broader regional conflict, and that additional terrorist organizations and countries will actively join the hostilities. The intensity and duration of Israel’s current war against Hamas, Hezbollah, and other terror organizations is difficult to predict (including with respect to the recent geopolitical changes in Syria and the involvement of other regional actors), as are such war’s economic implications on the Company’s business and operations and on Israel's economy in general. These events may imply wider macroeconomic indications of a deterioration of Israel’s economic standing (including as the result of a downgrade in Israel’s credit rating by certain credit rating agencies), which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

Certain of our employees and consultants in Israel have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts. Such employees may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations.

Certain countries, companies, and organizations participate in a boycott of Israeli companies, and there have been increased efforts recently to cause companies and consumers to boycott Israeli goods and services. Any boycott, restrictive laws, policies, or practices directed towards Israel, Israeli businesses, or Israeli citizens could, individually or in the aggregate, have a material adverse effect on our business. In January 2024, the International Court of Justice, or ICJ, issued an interim ruling against Israel, which could have a material adverse effect on our business. In November 2024, the International Criminal Court issued arrest warrants for Israeli leaders. There are concerns that companies and businesses will terminate, and may have already terminated, certain commercial relationships with Israeli companies following the ICJ decision. Additionally, proposed changes to Israel's judicial system may lead to political instability or civil unrest, adversely affecting our business.

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

As a public company listed in the U.S., we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Nasdaq listing requirements and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, and monitoring and adhering to guidelines issued periodically by shareholder advisory firms like ISS and Glass Lewis, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs and significant management oversight. For example, since our IPO, we have implemented additional policies and procedures associated with the financial statement close process and implemented a system to supplement our core accounting system as part of our control environment. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, financial compliance and audit costs, make some activities more difficult, time-consuming and costly, and increase demand on our personnel, systems, and resources.

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

The war between Israel, Hamas and Hezbollah, and regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world continue to impact worldwide economic activity and financial markets. As a result, we could experience disruptions in our business or the business of our partners, customers, or the economy as a whole, any of which could adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

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

As of the date of this Annual Report on Form 10-K, the full impact of the war between Israel, Hamas and Hezbollah, the regional conflict in the Middle East, the war between Russia and Ukraine, and related global economic disruptions on our financial condition and results of operations remains uncertain. Furthermore, because of our subscription-based business model, the impact of these factors may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

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

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. We have a number of our employees and executive officers located in the San Francisco Bay Area where our U.S. headquarters are located, a region known for seismic activity and increasingly, wildfires. In the event our or our partners’ abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism, pandemics, such as the outbreak of the novel coronavirus or another public health crisis, protests, riots, and other geopolitical unrest could cause disruptions in our business or the business of our partners, customers, or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed an information security program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our information security program is managed by our SVP, Chief Security Officer (“CSO”), whose team (the “CSO Office”) is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, technologies, and processes. Our CSO’s primary responsibility includes assessing, monitoring, and managing our cybersecurity risks. Her background includes extensive experience as an enterprise CSO, with over 24 years of experience in the field of cybersecurity. In partnership with our Chief Information Officer (“CIO”) who leads our Governance Risk and Compliance (“GRC”) function, the CSO Office oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee security training program.

The CSO Office implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and advanced compliance systems to identify and mitigate potential vulnerabilities. The CSO Office collaborates closely with key departments within the Company, including the office of our Chief Technology Officer (“CTO”), Engineering, IT, DevOps, Support, and Production, to implement our Vulnerability Management Remediation Plan. This collaboration is aligned with industry standards of the Software Development Life Cycle, underscoring our commitment to maintaining robust security protocols across all phases of our operations.

We have developed and maintain a robust cybersecurity incident response plan. JFrog’s cybersecurity incident response team has a comprehensive strategy and policies in place for managing security incidents. Along with swift threat classification, containment, and eradication, the strategy includes notification procedures to promptly inform and support stakeholders in accordance with applicable data breach notification laws. Incident analysis is carried out to understand root causes and drive continuous improvement.

Our information security controls and practices are certified against globally recognized standards: ISO 27001, ISO 27701, ISO 27017, SOC 2 Type II, CSA start level 1, TISAX and KY3P by S&P Global. We are also aligned to cybersecurity practices and controls recommended by the National Institute of Standards and Technology (“NIST”), part of the U.S. Department of Commerce.

Our third-party vendor risk management program addresses third party vendors with access to our systems or data, or who process data on our behalf, and includes a risk-based approach and security assessments throughout the third-party life-cycle, from onboarding to termination, as well as through contractual controls and technological controls to monitor the vendors’ posture. This program is designed to oversee and identify risks from cybersecurity threats associated with its use of third-party service providers.

Training and Awareness

Our employees undertake cybersecurity and data privacy training during onboarding. The majority of our employees complete annual refresher modules. JFrog also maintains a secure-code training program for developers and quarterly phishing simulation to improve our employees’ awareness. Any employee who does not meet our performance expectations in such simulations is required to undergo additional training.

Engagement with Third-Parties on Risk Management

Given the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, helping our cybersecurity strategies and processes remain consistent with applicable generally adopted industry best practices. Our collaborations with these third parties include:

•
regular audits, threat assessments and penetration testing;
•
consultation on security enhancements;
•
bug bounty program for identifying security weaknesses in our products and services;
•
designing partnership with third party vendors;
•
using our in-house security tools as customers; and
•
global incident response experts for potential critical cybersecurity events.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For more detailed information about the cybersecurity risks we face, please see Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including Risks Related to Privacy, Data Protection and Cybersecurity: “A breach of our security measures or unauthorized access to proprietary and confidential data, or a perception that any security breach or other incident has occurred, may result in our platform or products being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.”

Governance

Our Board of Directors considers cybersecurity as part of its overall risk oversight function and believes it has established robust oversight mechanisms to support effective governance in managing risks associated with cybersecurity threats. All of our Board members have experience in the technology industry and our CTO, Yoav Landman, is a member of our Board. Data protection under their guidance and oversight remains a strategic priority at the highest levels of our organization. The Board has delegated to the Audit Committee the responsibility to oversee the information security program (see below) and is also updated regularly regarding matters discussed with the Audit Committee.

The Audit Committee is responsible for oversight of our information security program and receives reports at least quarterly from executive management, including the CSO, CTO, and CIO, concerning cybersecurity matters. The Audit Committee’s charter directs that the committee oversee and periodically review the Company’s risks related to privacy, cybersecurity, and information and technology security, including:

•
discussing with management the Company’s plans to mitigate cybersecurity risks and response to data breaches;
•
reviewing any reports from management on data breaches, and
•
overseeing the disclosure of any significant risks and incidents to the extent required by applicable law, including SEC rules and regulations.

Our CSO, who reports directly to our CTO, works closely with our CIO who reports directly to our Chief Executive Officer. Over the past two decades, our CIO has held various positions in information technology and information security, including as CIO in two public companies, managing and controlling cybersecurity long-term programs and risks. Both our CTO, who is a co-founder of JFrog and is also a member of our Board, and our CSO have extensive experience assessing and managing cybersecurity programs and cybersecurity risks, and they work closely to define the initiatives of our cybersecurity program, the CSO organization structure and cyber business continuity plan planning. Our CTO is updated regularly on the status of our cybersecurity program. This allows us to address emerging threats and make informed decisions in real-time and to protect our systems on a timely basis.

Finally, our VP of Internal Audit leads an annual internal audit plan which includes a cybersecurity, privacy, or information technology security component. Internal audit findings are reported to the Audit Committee on a quarterly basis.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Ordinary Shares

Our Ordinary Shares has been listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “FROG” since September 16, 2020. Prior to that date, there was no public trading market for our Ordinary Shares.

Holders of Record

As of February 5, 2025, we had 37 holders of record of our Ordinary Shares. The actual number of holders is greater than this number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The graph below compares the cumulative total stockholder return on our ordinary share from September 16, 2020 (the date our ordinary share commenced trading on the Nasdaq) through December 31, 2024 with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Composite Index and the S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our ordinary share.

Comparison of Cumulative Total Returns
$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
$30
9/16/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
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

The following section generally discusses our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in Part II, Item 7 of our 2023 Annual Report on Form 10‐K, filed with the SEC on February 15, 2024.

Overview

JFrog provides a hybrid, universal, end-to-end software supply chain platform for delivering trusted, secure software updates from code to production. Our goal is to function as the single source of truth for an organization’s software footprint, bridging digital gaps between developers, security teams, machine learning engineers, data scientists, and other business units to empower a world of always-on, always-current software which we refer to as “Liquid Software.” As of December 31, 2024, we had a global customer base of approximately 7,300 organizations across all industries and sizes, including approximately 82% of Fortune 100 organizations. All of the top 10 technology organizations and top 10 financial services organizations, 8 of the top 10 retail organizations, 8 of the top 10 healthcare organizations, and all of the top 5 telecommunications organizations in the Fortune 500 have adopted the JFrog platform, embarking on their journey towards Liquid Software. For the year ended December 31, 2024, our 10 largest customers represented approximately 8% of our total revenue and 40% of our revenue was generated from customers outside of the United States.

We have designed our subscription structure and go-to-market strategy to align our growth with the success of our customers. Our business model benefits from our ability to serve the needs of all customers, from individual software developers, security teams, MLOps teams, and IT operators to the largest organizations, in a value-oriented manner.

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 39% of our total revenue for the year ended December 31, 2024, compared to 34% for the year ended December 31, 2023.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 51% of our total revenue for the year ended December 31, 2024, compared to approximately 46% for the year ended December 31, 2023. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

We have an unwavering commitment to the software developer, security teams, MLOps teams, and IT operator communities, and show this commitment by offering varying forms of free access to our products in addition to the paid subscriptions described above. This free access takes the form of free trials and open source software, and helps generate demand for our paid offerings within the software developer, security and IT operator communities.

We generated revenue of $428.5 million and $349.9 million for the years ended December 31, 2024 and 2023, respectively, representing year-over-year growth rate of 22%. We continued to invest in our business and had net loss of $69.2 million and $61.3 million for the years ended December 31, 2024 and 2023, respectively.

Middle East Conflict

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against these terrorist organizations. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, Iran, and most recently, the Houthi movement which controls parts of Yemen. The conflict has recently expanded into Lebanon and though ceasefires have been reached with Hamas in Gaza and Hezbollah in Lebanon, it is possible that hostilities will resume without warning and escalate into a greater regional conflict, and that additional terrorist organizations and countries could actively join the hostilities.

Although we are domiciled in Israel, we are a global, cloud-based company, with operations spanning numerous countries with redundant infrastructure and code located outside of Israel. We have activated and maintained a comprehensive three-pillar business continuity plan and have taken the necessary steps which we believe are in line with such plan, in an effort to ensure that our operations and service to our customers remain consistent. The first pillar is our internal plan focused on the safety of our employees in Israel and maintaining internal communication channels. The second pillar revolves around technology to support continuity of our services, security, cyber defense, and research and development. The third pillar is dedicated to our external-facing activities to promote continuity of customer engagements, support and external communication. While certain of our employees and consultants have been called into military service, there has been no major interruption or material adverse impact on our operating results as of the date of this Annual Report on Form 10-K. We will continue to monitor the situation as it progresses.

Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Extending Our Technology Leadership

We intend to continue to enhance our hybrid, universal, end-to-end software supply chain platform by developing new products and expanding the functionality of existing products to maintain our technology leadership.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of December 31, 2024 and 2023, our net dollar retention rate was 116% and 119%, respectively. We expect our net dollar retention rate to remain relatively stable, with minor fluctuations around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of December 31, 2024, 1,018 of our customers had ARR of $100,000 or more, increasing from 886 customers as of December 31, 2023. We had 52 customers with ARR of at least $1.0 million as of December 31, 2024, increasing from 37 customers as of December 31, 2023.

Acquiring New Customers

We believe there is a significant opportunity to grow the number of customers that use our platform. As of December 31, 2024, approximately 32% of the Forbes Global 2000 were our customers. Our operating results and growth prospects will depend in part on our ability to attract new customers. To date, we have primarily relied on our self-service and inbound sales model to attract new customers. Prospective customers can evaluate and adopt our products through our free trials and open source software options. The costs associated with providing these free trials and open source software options are included in sales and marketing. While we believe we have a significant market opportunity that our platform addresses, we will need to continue to invest in customer support, research and development, and sales and marketing in order to address this opportunity.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$110,924	$74,155	$21,425
Less: purchases of property and equipment	(3,143)	(1,982)	(4,328)
Free cash flow	$107,781	$72,173	$17,097
Net cash used in investing activities	$(165,356)	$(53,476)	$(53,338)
Net cash provided by financing activities	$21,231	$18,371	$11,027

Components of Results of Operations

Revenue

Our revenues are comprised of revenue from self-managed subscriptions and SaaS subscriptions. Subscriptions to our self-managed software include license, support, and upgrades and updates on a when-and-if-available basis. Our SaaS subscriptions provide access to our latest managed version of our product hosted in a public cloud.

Subscription—Self-Managed and SaaS

Subscription—self-managed and SaaS revenue is generated from the sale of subscriptions for our self-managed software products and the sale of our SaaS subscriptions. For subscriptions to our self-managed software products, revenue is recognized ratably over the subscription term. For our SaaS subscriptions, revenue is recognized ratably over each commitment period within the subscription term, based on minimum usage commitments and any excess usage in the corresponding commitment period.

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

Income Tax Expense

Income tax expense consists primarily of income taxes related to the U.S. and other foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on deferred tax assets in Israel as we have concluded that it is not more likely than not that the deferred tax assets will be realized. We may recognize tax benefits from the release of valuation allowance in connection with acquisitions that create deferred tax liabilities. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$406,903	$330,193	$261,452
License—self-managed	21,585	19,693	18,588
Total subscription revenue	428,488	349,886	280,040
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	97,758	76,244	61,407
License—self-managed(2)	542	799	880
Total cost of revenue—subscription	98,300	77,043	62,287
Gross profit	330,188	272,843	217,753
Operating expenses:
Research and development(1)(3)	160,864	134,584	121,225
Sales and marketing(1)(2)(3)	190,401	150,675	130,812
General and administrative(1)(3)(4)	70,021	63,132	55,556
Total operating expenses	421,286	348,391	307,593
Operating loss	(91,098)	(75,548)	(89,840)
Interest and other income, net	25,278	21,032	5,094
Loss before income taxes	(65,820)	(54,516)	(84,746)
Income tax expense	3,416	6,740	5,438
Net loss	$(69,236)	$(61,256)	$(90,184)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$14,555	$9,784	$6,991
Research and development	48,192	32,689	24,664
Sales and marketing	47,603	30,338	22,753
General and administrative	20,756	22,360	14,253
Total share-based compensation expense	$131,106	$95,171	$68,661

(2) Includes amortization expense of acquired intangible assets as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$13,762	$9,546	$9,543
Cost of revenue: license—self-managed	542	799	880
Sales and marketing	3,274	1,431	1,145
Total amortization expense of acquired intangible assets	$17,578	$11,776	$11,568

(3) Includes acquisition-related costs as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$9	$20	$25
Research and development	3,782	7,301	9,610
Sales and marketing	1,087	125	762
General and administrative	880	161	315
Total acquisition-related costs	$5,758	$7,607	$10,712

(4) Includes legal settlement costs as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
General and administrative	$—	$—	216

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription—self-managed and SaaS	95%	94%	93%
License—self-managed	5	6	7
Total subscription revenue	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	23	22	22
License—self-managed	—	—	—
Total cost of revenue—subscription	23	22	22
Gross profit	77	78	78
Operating expenses:
Research and development	38	39	43
Sales and marketing	44	43	47
General and administrative	16	18	20
Total operating expenses	98	100	110
Operating loss	(21)	(22)	(32)
Interest and other income, net	6	6	2
Loss before income taxes	(15)	(16)	(30)
Income tax expense	1	2	2
Net loss	(16)%	(18)%	(32)%

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$406,903	$330,193	$76,710	23%
License—self-managed	21,585	19,693	1,892	10
Total subscription revenue	$428,488	$349,886	$78,602	22%

The increase in total subscription revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 consisted of approximately $70.3 million growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$97,758	$76,244	$21,514	28%
License—self-managed	542	799	(257)	(32)
Total cost of revenue—subscription	$98,300	$77,043	$21,257	28%
Gross margin	77%	78%

Total cost of revenue increased for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to an increase of $9.9 million in third-party hosting costs primarily driven by increased revenue from SaaS subscriptions, an increase of $4.8 million in personnel-related expenses mainly as a result of increased headcount, an increase of $4.8 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below, and an increase of $4.0 million in intangible amortization mainly as a result of our acquisition of Qwak AI Ltd. (“Qwak”) in July 2024, partially offset by a decrease of $2.5 million in costs associated with software and subscription costs.

Gross margin slightly decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023, reflecting a shift in our revenue mix, as SaaS subscriptions, which incur higher hosting costs, contributed to a lower overall margin.

Operating Expenses

Research and Development

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$160,864	$134,584	$26,280	20%

Research and development expense increased for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to an increase of $15.5 million in share-based compensation expense, an increase of $9.0 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $3.0 million in costs of development environments and tools, partially offset by a decrease of $3.6 million in compensation expense associated with holdback and retention arrangements from our acquisitions.

Sales and Marketing

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$190,401	$150,675	$39,726	26%

Sales and marketing expense increased for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to an increase of $17.3 million in share-based compensation expense, an increase of $13.6 million in personnel-related expenses mainly as a result of increased headcount, an increase of $2.7 million in allocated overhead costs, and an increase of $2.6 million in commissions.

General and Administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$70,021	$63,132	$6,889	11%

General and administrative expense increased for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to an increase of $5.1 million in personnel-related expenses mainly as a result of increased headcount and an increase of $2.7 million in professional fees mainly related to legal and recruiting services.

Share-based Compensation Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$14,555	$9,784	$4,771	49%
Research and development	48,192	32,689	15,503	47
Sales and marketing	47,603	30,338	17,265	57
General and administrative	20,756	22,360	(1,604)	(7)
Total share-based compensation expense	$131,106	$95,171	$35,935	38%
The increase in share-based compensation expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to grants to new and existing employees. Additionally, in 2024, we recognized $5.2 million share-based compensation expense primarily in research and development, related to Qwak acquisition holdback ordinary shares and replacement RSUs.

Interest and Other Income, Net

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$25,278	$21,032	$4,246	20%

Interest and other income, net increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to higher interest income as a result of higher interest rates on our deposits and marketable securities.

Income Tax Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$3,416	$6,740	$(3,324)	(49)%
Effective income tax rate	(5)%	(12)%

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

Income tax expense decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to higher excess tax benefits from share-based compensation awards and a discrete tax benefit in Israel attributable to the release of valuation allowance as a result of recognizing deferred tax liabilities associated with the Qwak acquisition.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash generated from operations and sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and business and asset acquisitions.

As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $522.0 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$110,924	$74,155
Net cash used in investing activities	$(165,356)	$(53,476)
Net cash provided by financing activities	$21,231	$18,371

Operating Activities

Net cash provided by operating activities of $110.9 million for the year ended December 31, 2024 was primarily related to our net loss of $69.2 million, adjusted for non-cash charges of $155.0 million, including share-based compensation expense of $131.1 million and depreciation and amortization of $21.5 million, and changes in our operating assets and liabilities of $25.1 million. The total cash inflows of $74.0 million from changes in operating assets and liabilities were related to an increase of $60.1 million in deferred revenue and an increase of $13.8 million in accrued expense and other liabilities mainly due to higher accrued compensation and benefits and accrual for holdback payments related to Qwak acquisition. These inflows were partially offset by an increase of $13.5 million in accounts receivable, an increase of $12.1 million in net deferred contract acquisition costs, a decrease of $8.1 million in operating lease liabilities as a result of payments, an increase of $7.8 million in prepaid expenses and other assets, and a decrease of $7.3 million in accounts payable. The increases in deferred revenue, accounts receivable, and deferred contract acquisition costs were driven by higher sales. The changes in prepaid expenses and other assets and accounts payable were mainly due to timing of payments.

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

Investing Activities

Net cash used in investing activities of $165.4 million for the year ended December 31, 2024 consisted primarily of payments for the Qwak acquisition of $156.7 million, net of cash acquired, and net purchases of short-term investments of $5.5 million.

Net cash used in investing activities of $53.5 million for the year ended December 31, 2023 consisted primarily of net purchase of short-term investments of $51.5 million.

Financing Activities

Net cash provided by financing activities of $21.2 million for the year ended December 31, 2024 consisted primarily of proceeds from exercise of share options of $10.4 million and proceeds from employee share purchases under our ESPP of $8.7 million.

Net cash provided by financing activities of $18.4 million for the year ended December 31, 2023 consisted primarily of proceeds from exercise of share options of $10.0 million and proceeds from employee share purchases under our ESPP of $6.7 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2024:

		Payments Due by Period
	Total	Short-term	Long-term
	(in thousands)
Operating lease obligations	$14,552	$8,138	$6,414
Purchase obligations	49,058	16,407	32,651
Total	$63,610	$24,545	$39,065

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

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. Our functional currency is the U.S. dollar. Substantially all of our sales are denominated in U.S. dollars, and therefore our revenue is not subject to significant foreign currency risk. However, a significant portion of our operating costs in Israel, consisting principally of salaries and related personnel expenses, and operating lease and facility expenses are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Since the beginning of the war between Israel, Hamas and Hezbollah, the volatility of NIS against the U.S. dollar has not materially affected the results of our business. We anticipate that a material portion of our expenses will continue to be denominated in NIS.

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the years ended December 31, 2024, 2023, and 2022, respectively.

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

As of December 31, 2024, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% adverse change in current exchange rates would not have materially affected our cash, cash equivalents, restricted cash, and short-term investment balances as of December 31, 2024.

Interest Rate Risk

As of December 31, 2024, we had cash and cash equivalents of $49.9 million, and short-term investments of $472.1 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data

JFROG LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of JFrog Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JFrog Ltd. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Evaluation of SSPs for Self-managed subscription and license performance obligations
Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company recognized Self-managed subscription revenue and Self-managed license revenue of $238.9 million and $21.6 million, respectively, for the year ended December 31, 2024. The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis.

In establishing Standalone Selling Price ("SSP") for its Self-managed subscription and Self-managed license performance obligations the Company maximizes the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, the Company utilizes available information that may include market conditions, pricing strategies, the economic life of the software, and the expected cost-plus margin approach to estimate the price the Company would charge if the products and services were sold separately, as applicable.

Auditing the management’s determination of the standalone selling price required challenging and subjective auditor judgment to evaluate the Company's inputs and factors used to estimate the SSPs, due to the subjective assumptions used to establish the standalone selling price for each performance obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s revenue process, including controls over the development and review of assumptions used to determine the standalone selling prices.

Our audit procedures also included, among others, evaluating the completeness and accuracy of the data and factors used in managements determination of SSP and evaluating the methodologies used to develop the SSP for each performance obligation. We also tested the reasonableness of factors considered by management, such as historical sales, allocation of expenses, and appropriate margins. Furthermore, we evaluated the Company’s disclosures included in notes to the consolidated financial statements.

Business Combination
Description of the Matter

As describe in Note 8 to the consolidated financial statements, on July 9, 2024, the Company completed its acquisition of Qwak AI Ltd. (Qwak) for total consideration of $177.5 million. The transaction was accounted for as a business combination.

Auditing the Company's accounting for the Qwak acquisition was complex due to the significant estimation uncertainty in determining the fair value of the Developed Technology of $ 48.7 million (the "Intangible Asset").

The significant estimation uncertainty in determining the fair value of the developed technology was primarily due to the sensitivity of the respective fair value to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the fair value of the Intangible Asset included discount rates and certain assumptions that form the basis of the forecasted results, such as revenue growth rates, profitability margins, obsolescence rate and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

In our audit we obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Qwak acquisition. This included testing controls over the estimation process supporting the recognition and measurement of the Intangible Asset, and management's judgment and evaluation of underlying assumptions and estimates.

To test the estimated fair value of the Intangible Asset, we performed audit procedures that included, among others, evaluating the prospective financial information, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used. For example, we compared the significant assumptions to historical financial information, comparable companies and market and economic trends. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, our valuation specialists performed independent comparative calculations to estimate the acquired entity discount rate.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

We have served as the Company’s auditor since 2010.

Tel-Aviv, Israel

February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of JFrog Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited JFrog Ltd.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JFrog Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Qwak AI Ltd., which is included in the 2024 consolidated financial statements of the Company and constituted less than one percent of total assets as of December 31, 2024 and less than one percent of consolidated total net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Qwak AI Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 14, 2025 expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel-Aviv, Israel

February 14, 2025

JFROG LTD.

Consolidated Balance SheetS

(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$49,869	$84,765
Short-term investments	472,138	460,245
Accounts receivable, net	90,712	76,437
Deferred contract acquisition costs	16,465	11,378
Prepaid expenses and other current assets	20,043	12,976
Total current assets	649,227	645,801
Property and equipment, net	5,668	6,663
Deferred contract acquisition costs, noncurrent	25,029	18,032
Operating lease right-of-use assets	14,202	22,427
Intangible assets, net	60,826	25,768
Goodwill	371,512	247,955
Other assets, noncurrent	3,442	5,910
Total assets	$1,129,906	$972,556
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,649	$16,970
Accrued expenses and other current liabilities	51,885	35,815
Operating lease liabilities	7,794	8,272
Deferred revenue	247,187	201,118
Total current liabilities	317,515	262,175
Deferred revenue, noncurrent	27,060	12,987
Operating lease liabilities, noncurrent	6,182	13,954
Other liabilities, noncurrent	5,623	4,317
Total liabilities	356,380	293,433
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; and 112,754,822 and 106,114,892 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	315	297
Additional paid-in capital	1,132,224	968,245
Accumulated other comprehensive income	655	1,013
Accumulated deficit	(359,668)	(290,432)
Total shareholders’ equity	773,526	679,123
Total liabilities and shareholders’ equity	$1,129,906	$972,556

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription—self-managed and SaaS	$406,903	$330,193	$261,452
License—self-managed	21,585	19,693	18,588
Total subscription revenue	428,488	349,886	280,040
Cost of revenue:
Subscription—self-managed and SaaS	97,758	76,244	61,407
License—self-managed	542	799	880
Total cost of revenue—subscription	98,300	77,043	62,287
Gross profit	330,188	272,843	217,753
Operating expenses:
Research and development	160,864	134,584	121,225
Sales and marketing	190,401	150,675	130,812
General and administrative	70,021	63,132	55,556
Total operating expenses	421,286	348,391	307,593
Operating loss	(91,098)	(75,548)	(89,840)
Interest and other income, net	25,278	21,032	5,094
Loss before income taxes	(65,820)	(54,516)	(84,746)
Income tax expense	3,416	6,740	5,438
Net loss	$(69,236)	$(61,256)	$(90,184)

Net loss per share, basic and diluted	$(0.63)	$(0.59)	$(0.91)
Weighted-average shares used in computing net loss per share, basic and diluted	109,691,100	103,317,759	99,243,894

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2024	2023	2022

Net loss	$(69,236)	$(61,256)	$(90,184)
Other comprehensive income, net of tax:
Net change in available-for-sale marketable securities, net of tax	161	1,570	(1,430)
Net change in derivative instruments, net of tax	(519)	2,215	(1,953)
Other comprehensive income (loss), net of tax	(358)	3,785	(3,383)
Comprehensive loss	$(69,594)	$(57,471)	$(93,567)

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	97,312,040	$272	$776,690	$611	$(138,992)	$638,581
Issuance of ordinary shares upon exercise of share options	2,142,019	6	5,916	—	—	5,922
Issuance of ordinary shares upon release of restricted share units	1,088,655	4	(4)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	261,494	1	5,175	—	—	5,176
Issuance of ordinary shares related to business combination	103,649	—	—	—	—	—
Share-based compensation expense	—	—	68,661	—	—	68,661
Other comprehensive loss, net of tax	—	—	—	(3,383)	—	(3,383)
Net loss	—	—	—	—	(90,184)	(90,184)
Balance as of December 31, 2022	100,907,857	283	856,438	(2,772)	(229,176)	624,773
Issuance of ordinary shares upon exercise of share options	1,899,722	5	9,980	—	—	9,985
Issuance of ordinary shares upon release of restricted share units	2,882,729	8	(8)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	369,118	1	6,664	—	—	6,665
Issuance of ordinary shares related to business combination	55,466	—	—	—	—	—
Share-based compensation expense	—	—	95,171	—	—	95,171
Other comprehensive income, net of tax	—	—	—	3,785	—	3,785
Net loss	—	—	—	—	(61,256)	(61,256)
Balance as of December 31, 2023	106,114,892	297	968,245	1,013	(290,432)	679,123
Issuance of ordinary shares upon exercise of share options	1,963,951	6	10,346	—	—	10,352
Issuance of ordinary shares upon release of restricted share units	3,940,818	10	(10)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	357,980	1	8,743	—	—	8,744
Issuance of ordinary shares related to business combination	377,181	1	13,419	—	—	13,420
Issuance of replacement awards attributable to pre-combination service in business combination	—	—	375	—	—	375
Share-based compensation expense	—	—	131,106	—	—	131,106
Other comprehensive loss, net of tax	—	—	—	(358)	—	(358)
Net loss	—	—	—	—	(69,236)	(69,236)
Balance as of December 31, 2024	112,754,822	$315	$1,132,224	$655	$(359,668)	$773,526

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

Consolidated StatementS of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(69,236)	$(61,256)	$(90,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,460	15,303	14,655
Share-based compensation expense	131,106	95,171	68,661
Non-cash operating lease expense	8,389	8,457	7,357
Net amortization of premium or discount on investments	(6,566)	(6,405)	2,354
Losses (gains) on foreign exchange	642	(421)	1,799
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(13,512)	(14,109)	(11,186)
Prepaid expenses and other assets	(7,821)	2,162	9,286
Deferred contract acquisition costs	(12,084)	(7,807)	(7,212)
Accounts payable	(7,317)	1,705	4,102
Accrued expenses and other liabilities	13,839	10,681	2,242
Operating lease liabilities	(8,107)	(7,716)	(9,058)
Deferred revenue	60,131	38,390	28,609
Net cash provided by operating activities	110,924	74,155	21,425
Cash flows from investing activities:
Purchases of short-term investments	(513,591)	(392,406)	(411,242)
Maturities of short-term investments	409,914	336,883	353,079
Sales of short-term investments	98,178	4,029	9,632
Purchases of property and equipment	(3,143)	(1,982)	(4,328)
Payments for business combinations, net of cash acquired	(156,714)	—	(179)
Purchases of intangible asset	—	—	(300)
Net cash used in investing activities	(165,356)	(53,476)	(53,338)
Cash flows from financing activities:
Proceeds from exercise of share options	10,352	9,985	5,922
Proceeds from employee share purchase plan	8,744	6,665	5,176
Proceeds from employee equity transactions, net of payments to tax authorities	2,135	1,721	(71)
Net cash provided by financing activities	21,231	18,371	11,027
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(949)	120	(2,047)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(34,150)	39,170	(22,933)
Cash, cash equivalents, and restricted cash—beginning of period	84,777	45,607	68,540
Cash, cash equivalents, and restricted cash—end of period	$50,627	$84,777	$45,607
Supplemental disclosure of cash flow information:
Income tax payments (refunds)	$4,240	$4,998	$(1,709)
Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment during the period included in accounts payable	$60	$187	$91
Fair value of ordinary shares issued as consideration for business combination	$13,420	$—	$—
Fair value of replacement awards in business combination	$375	$—	$—
Reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$49,869	$84,765	$45,595
Restricted cash included in prepaid expenses and other current assets	758	12	12
Total cash, cash equivalents, and restricted cash	$50,627	$84,777	$45,607

The accompanying notes are an integral part of these consolidated financial statements.

JFrog Ltd.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

JFrog Ltd. (together with its subsidiaries, “JFrog”, or the “Company”) was incorporated under the laws of the State of Israel in 2008. JFrog provides a hybrid, universal, end-to-end software supply chain platform for delivering trusted, secure software updates from code to production. Its goal is to function as the single source of truth for an organization’s software footprint, bridging digital gaps between developers, security teams, machine learning engineers, data scientists, and other business units to empower a world of always-on, always-current software which the Company refers to as “Liquid Software.”

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

Concentration of Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and derivative instruments. The Company maintains its cash, cash equivalents, restricted cash, and short-term investments with high-quality financial institutions mainly in the U.S. and Israel, and regularly monitors their composition and maturities. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. The Company maintains allowances for potential credit losses on customers’ accounts when deemed necessary.

As of December 31, 2024 and 2023, no single customer represented 10% or more of accounts receivable. No single customer accounted for more than 10% of total revenue for the periods presented.

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

Accounts Receivable, Net

Accounts receivable consists of invoiced amounts and unbilled receivables, net of allowance for credit losses. Unbilled receivables represent revenue recognized for which the Company expects to invoice subsequent to the period end. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and the amount of any receivables in dispute. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The allowance of credit losses was not material for the periods presented.

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

Sales commissions for the renewal of a contract are not considered commensurate with the sales commissions paid for the acquisition of the initial contract given a substantive difference in commission rates in proportion to their respective contract values. Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of four years, determined by taking into consideration the estimated customer life and the technological life of the Company’s software and other factors, while sales commissions for renewals are amortized over the contractual term of the renewals. Amortization of sales commissions are consistent with the pattern of revenue recognition of each performance obligation and are included primarily in sales and marketing expense in the Consolidated Statements of Operations.

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

The estimated useful lives of the Company’s intangible assets are as follows:

Developed technology	3 - 6 years
Customer relationships	1 - 6 years
Other intangible assets	3 years

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

Deferred Revenue

Revenue is deferred when the Company invoices in advance of performance under a contract. The current portion of the deferred revenue balance is recognized as revenue during the 12-month period after the balance sheet date. The noncurrent portion of the deferred revenue balance is recognized as revenue following the 12-month period after the balance sheet date.

Revenue Recognition

The Company’s revenues are comprised of revenue from self-managed subscriptions and SaaS subscriptions. Subscriptions to the Company’s self-managed software include license, support, and upgrades and updates on a when-and-if-available basis. The Company’s SaaS subscriptions provide access to the Company’s latest managed version of its product hosted in a public cloud. Self-managed subscriptions and SaaS subscriptions are both offered on an annual and multi-year basis, with the exception of certain SaaS subscriptions, which are also offered on a monthly basis. The Company’s annual and multi-year self-managed subscriptions are typically invoiced and collected at the beginning of the contract term or in annual installments. The SaaS subscriptions contain minimum usage commitments and rates for any usage in excess of these commitments. The minimum usage commitments of those SaaS subscriptions are typically billed upfront and any excess usage for each commitment period are typically billed in arrears.

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

3. Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring products or delivery of services to the customer. For SaaS subscriptions, usage-based fees in excess of the minimum usage commitment constitute variable consideration and are included in the transaction price. Payment terms and conditions vary by contract type, although terms generally include a requirement to pay within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services, not to receive financing from its customers or to provide customers with financing. The Company has elected to apply the practical expedient such that it does not evaluate payment terms of one year or less for the existence of a significant financing component. Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities (for example, sales tax and other indirect taxes). The Company does not offer right of refund in its contracts.

4. Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation. The Company uses judgment in determining the SSP for its products and services. The Company typically assesses the SSP for its products and services on a periodic basis or when facts and circumstances change. To determine SSP, the Company maximizes the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, the Company utilizes available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs or uses the expected cost-plus margin approach to estimate the price the Company would charge if the products and services were sold separately. For SaaS subscriptions, the Company allocates the variable consideration to the respective commitment period since commitments are consistent throughout the contract term.

5. Recognition of the revenue when, or as, a performance obligation is satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or delivery of service to the customer. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. For self-managed subscriptions, the revenue related to the license for proprietary features is recognized upfront, when the license is delivered. This revenue is presented in the Company’s Consolidated Statements of Operations as license–self-managed. The revenue related to support, and upgrades and updates, are recognized ratably over the contract period as the services have a consistent continuous pattern of transfer to a customer during the contract period and is included in the Company’s Consolidated Statements of Operations as subscription–self-managed and SaaS. For SaaS subscriptions, revenue is recognized ratably over the commitment period as the services have a consistent continuous pattern of transfer to a customer during the commitment period and is included in the Company’s Consolidated Statements of Operations as subscription–self-managed and SaaS.

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

Advertising Costs

Advertising costs are expensed as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs amounted to $10.5 million, $10.6 million, and $8.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in sales and marketing expense in the Consolidated Statements of Operations.

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

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $25.9 million, $22.1 million, and $5.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. Foreign exchange gains (losses) were not material for all periods presented.

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

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. In addition, it provides new segment disclosure requirements for entities with a single reportable segment. The Company adopted this guidance for its annual period beginning January 1, 2024. See Note 17, Segment Information, for further information.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Consolidated Statements of Operations as well as disclosure about selling expense. The guidance will be effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact on its financial statement disclosures.

Reclassification

Certain amounts in prior periods in the Consolidated Statements of Cash Flows have been reclassified to conform with current period presentation.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Year Ended December 31,
	2024		2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$260,519	61%	$230,560	66%	$200,390	72%
Subscription	238,934	56	210,867	60	181,802	65
License	21,585	5	19,693	6	18,588	7
SaaS	167,969	39	119,326	34	79,650	28
Total subscription revenue	$428,488	100%	$349,886	100%	$280,040	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Year Ended December 31,
	2024		2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$258,911	60%	$215,605	62%	$176,334	63%
Israel	12,275	3	9,332	3	6,893	2
Rest of world	157,302	37	124,949	35	96,813	35
Total subscription revenue	$428,488	100%	$349,886	100%	$280,040	100%

Contract Balances

Of the $214.1 million, $175.7 million and $147.1 million of deferred revenue recorded as of December 31, 2023, 2022 and 2021, respectively, the Company recognized $201.6 million, $158.3 million and $129.1 million as revenue during the years ended December 31, 2024, 2023, and 2022, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations represent contracted revenue that has not yet been recognized. It includes deferred revenue and non-cancelable amounts that will be invoiced and recognized in future periods, while excluding usage-based fees from SaaS subscriptions in excess of minimum usage commitments from the remaining performance obligations. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $403.1 million, which consists of billed considerations of $274.2 million and unbilled considerations of $128.9 million, that the Company expects to recognize as revenue. As of December 31, 2024, the Company expects to recognize 69% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $14.4 million, $10.2 million, and $7.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of December 31, 2024 and 2023, bank deposits were $105.5 million and $81.1 million, respectively.

Marketable securities consisted of the following:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$250	$1	$—	$251
Commercial paper	7,342	5	(5)	7,342
Corporate debt securities	161,231	187	(122)	161,296
Municipal securities	17,392	22	—	17,414
Government and agency debt	180,361	172	(221)	180,312
Total marketable securities	$366,576	$387	$(348)	$366,615

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$2,455	$—	$(21)	$2,434
Commercial paper	8,927	—	(6)	8,921
Corporate debt securities	162,515	234	(302)	162,447
Municipal securities	22,263	9	(36)	22,236
Government and agency debt	183,093	252	(250)	183,095
Total marketable securities	$379,253	$495	$(615)	$379,133

The following table summarizes the Company’s marketable securities by contractual maturities:

December 31, 2024
(in thousands)
Due in 1 year or less	$263,324
Due in 1 year through 2 years	103,291
Total	$366,615

The following table presents fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$2,884	$(5)	$—	$—	$2,884	$(5)
Corporate debt securities	50,856	(121)	2,007	(1)	52,863	(122)
Government and agency debt	72,746	(221)	—	—	72,746	(221)
Total	$126,486	$(347)	$2,007	$(1)	$128,493	$(348)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificates of deposit	$250	$—	$2,175	$(21)	$2,425	$(21)
Commercial paper	8,921	(6)	—	—	8,921	(6)
Corporate debt securities	77,023	(177)	25,156	(125)	102,179	(302)
Municipal securities	7,071	(6)	4,215	(30)	11,286	(36)
Government and agency debt	99,236	(181)	8,972	(69)	108,208	(250)
Total	$192,501	$(370)	$40,518	$(245)	$233,019	$(615)

As of December 31, 2024 and 2023, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 13, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of AOCI during the periods presented.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2024
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$19,218	$19,218	$—
Cash equivalents	19,218	19,218	—
Certificates of deposit	251	—	251
Commercial paper	7,342	—	7,342
Corporate debt securities	161,296	—	161,296
Municipal securities	17,414	—	17,414
Government and agency debt	180,312	—	180,312
Marketable securities	366,615	—	366,615
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	846	—	846
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	4	—	4
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$386,695	$19,218	$367,477
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$228	$—	$228
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	83	—	83
Total financial liabilities	$311	$—	$311

	December 31, 2023
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$40,646	$40,646	$—
Government and agency debt	5,498	—	5,498
Cash equivalents	46,144	40,646	5,498
Certificates of deposit	2,434	—	2,434
Commercial paper	8,921	—	8,921
Corporate debt securities	162,447	—	162,447
Municipal securities	22,236	—	22,236
Government and agency debt	183,095	—	183,095
Marketable securities	379,133	—	379,133
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	1,189	—	1,189
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	235	—	235
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$426,713	$40,646	$386,067
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$52	$—	$52
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	5	—	5
Total financial liabilities	$57	$—	$57

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its restricted deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of December 31, 2024 and 2023, the Company did not have any assets or liabilities valued based on Level 3 valuations.

6. Derivative Financial Instruments and Hedging

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	December 31,
	2024	2023
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$84,156	$46,331
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	16,737	18,903
Total derivative instruments	$100,893	$65,234

Effect of Foreign Currency Contracts on the Consolidated Statements of Operations

The gains (losses) on foreign currency contracts were presented on the Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$3	$(359)	$(314)	$—	$—	$—
Research and development	32	(2,982)	(2,660)	—	—	—
Sales and marketing	11	(693)	(540)	—	—	—
General and administrative	11	(798)	(650)	—	—	—
Interest and other income, net	—	—	8	(180)	(593)	(527)
Total gains (losses) recognized in earnings	$57	$(4,832)	$(4,156)	$(180)	$(593)	$(527)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 13, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of December 31, 2024 are expected to be recognized as cost of revenue or operating expenses in the same financial statement line item in the Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Computer and software	$10,494	$9,030
Furniture and office equipment	3,296	3,135
Leasehold improvements	5,911	6,069
Property and equipment, gross	19,701	18,234
Less: accumulated depreciation and amortization	(14,033)	(11,571)
Property and equipment, net	$5,668	$6,663

Depreciation and amortization expense were $3.9 million, $3.5 million, and $3.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Accrued compensation and benefits	$32,863	$25,166
Accrued expenses	19,022	10,649
Accrued expenses and other current liabilities	$51,885	$35,815

8. Business Combinations

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

The purchase consideration consisted of the following:

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

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed, subject to subsequent adjustments as the Company may obtain additional information during the measurement period:

July 9, 2024
(in thousands)
Cash, cash equivalents and restricted cash	$6,972
Other current assets	826
Intangible assets	52,636
Goodwill	123,557
Other noncurrent assets	118
Current liabilities	(2,252)
Deferred tax liabilities, net	(4,376)
Total purchase consideration	$177,481

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

The results of operations of Qwak have been included in the Company’s consolidated financial statements since the date of the acquisition. Pro forma results of operations are not presented because the impact of the acquisition is not material to the Company’s consolidated financial statements.

9. Goodwill and Intangible Assets, Net

Goodwill

The following table represents the changes to goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2022 and 2023	$247,955
Addition from acquisition	123,557
Balance as of December 31, 2024	$371,512

Intangible Assets, Net

Intangible assets consisted of the following as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$99,009	$(42,083)	$56,926	3.8
Customer relationships	9,515	(5,615)	3,900	1.4
Other intangible assets	1,132	(1,132)	—	—
Total	$109,656	$(48,830)	$60,826

Intangible assets consisted of the following as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$50,347	$(27,779)	$22,568	2.3
Customer relationships	5,541	(2,786)	2,755	3.1
Other intangible assets	1,132	(687)	445	0.9
Total	$57,020	$(31,252)	$25,768

Amortization expenses for intangible assets were $17.6 million, $11.8 million and $11.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The expected future amortization expenses by year related to the intangible assets as of December 31, 2024 are as follows:

December 31, 2024
(in thousands)
Year Ending December 31,
2025	$20,918
2026	14,974
2027	10,117
2028	9,733
2029	5,084
Total	$60,826

10. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through March 2028.

Components of operating lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost	$8,994	$9,144	$7,682
Short-term lease cost	1,067	571	527
Variable lease cost	580	398	377
Total operating lease cost	$10,641	$10,113	$8,586

Supplementary cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for operating leases	$8,665	$8,453	$7,546
ROU assets obtained in exchange for new operating lease liabilities	$—	$2,867	$3,567
Adjustment to ROU assets upon modification of existing lease	$164	$3,415	$2,393

As of December 31, 2024, the weighted-average discount rate is 3.6% and the weighted-average remaining term is 2.0 years. Maturities of the Company’s operating lease liabilities as of December 31, 2024 were as follows:

December 31, 2024
(in thousands)
Year Ending December 31,
2025	$8,138
2026	4,658
2027	1,601
2028	155
Total operating lease payments	14,552
Less: imputed interest	(576)
Total operating lease liabilities	$13,976

11. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of December 31, 2024, the Company had outstanding non-cancelable purchase obligations with a remaining term of 12 months or longer as follows:

December 31, 2024
(in thousands)
Year Ending December 31,
2025	$16,407
2026	17,934
2027	14,692
2028	25
Total	$49,058

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

The Company has the following ordinary shares reserved for future issuance:

December 31, 2024
Outstanding share options	3,106,267
Outstanding RSUs	11,081,208
Issuable ordinary shares related to business combination	754,360
Shares available for future issuance under the 2020 Plan	15,310,794
Shares available for future issuance under ESPP	4,984,833
Total ordinary shares reserved	35,237,462

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

The 2020 Plan provides for the grant of share options, ordinary shares, restricted shares, restricted share units and other share-based awards. The maximum number of ordinary shares available for issuance under the 2020 Plan is equal to the sum of (i) 9,100,000 ordinary shares plus, (ii) the number of ordinary shares remaining available for issuance under the 2011 Plan as of the date it was replaced, and (iii) the number of ordinary shares that become available under the 2011 Plan as a result of expiration, forfeiture, cancellation, or settlement in cash, with the maximum number of shares to be added to the 2020 Plan pursuant to the 2011 Plan equal to 15,309,367 shares. In addition, the number of shares available for issuance under the Company’s 2020 Plan also includes an annual increase on January 1 of each year beginning on January 1, 2021 and ending on and including January 1, 2030, in an amount equal to the least of (i) 9,100,000 ordinary shares, (ii) five percent (5%) of the total number of ordinary shares outstanding as of the last day of the immediately preceding calendar year on a fully diluted basis, or (iii) such number of shares determined by the Company’s board of directors. The contractual term for each award granted under the 2020 Plan will be 10 years. Effective January 1, 2024, the number of ordinary shares authorized for issuance under the 2020 Plan automatically increased by 6,070,667 shares.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2023	5,110,390	$8.49	4.1	$134,171
Exercised	(1,963,951)	$5.27		$65,934
Forfeited	(40,172)	$17.24
Balance as of December 31, 2024	3,106,267	$10.45	4.0	$60,491
Exercisable as of December 31, 2024	2,946,567	$9.86	3.9	$59,038

The total intrinsic value of option exercised during the years ended December 31, 2023 and 2022 was $38.9 million and $44.8 million, respectively.

Restricted Share Units

A summary of RSU activity under the Company's equity incentive plan is as follows, including performance-based RSUs with market conditions:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	10,006,997	$25.91
Granted	6,417,998	$34.36
Vested	(3,940,818)	$27.20
Forfeited	(1,402,969)	$27.85
Unvested as of December 31, 2024	11,081,208	$30.11

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $25.38 and $21.40, respectively. The total fair value of RSUs, as of their respective release dates, was $131.7 million, $75.2 million, and $22.9 million during the years ended December 31, 2024, 2023, and 2022, respectively.

The assumptions used in the Monte Carlo simulation model to value performance-based RSUs with market conditions are as follows:

	Year Ended December 31,
	2024	2023
Expected term (years)	0.6	0.6
Expected volatility	60.2%	54.8%
Risk-free interest rate	5.2%	5.0%
Expected dividend yield	0.0%	0.0%

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

Effective January 1, 2024, the number of ordinary shares authorized for issuance under the ESPP automatically increased by 1,061,148 shares.

The Black-Scholes assumptions used to value the purchase rights granted under the ESPP on the first day of the offering period are as follows:

	Year Ended December 31,
	2024	2023	2022
Expected term (years)	0.5	0.5	0.5
Expected volatility	57.9% - 66.1%	44.4% - 55.1%	51.7% - 58.5%
Risk-free interest rate	4.8% - 5.3%	5.2% - 5.5%	0.2% - 3.3%
Expected dividend yield	0.0%	0.0%	0.0%

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Consolidated Statements of Operations is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$14,555	$9,784	$6,991
Research and development	48,192	32,689	24,664
Sales and marketing	47,603	30,338	22,753
General and administrative	20,756	22,360	14,253
Total share-based compensation expense	$131,106	$95,171	$68,661

As of December 31, 2024, unrecognized share-based compensation cost related to unvested share-based compensation awards was $299.4 million, which is expected to be recognized over a weighted-average period of 2.7 years. Additionally, unrecognized share-based compensation cost related to the Qwak holdback arrangement was $22.6 million, which will be recognized over 2.5 years.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2022	$(1,694)	$(1,078)	$(2,772)
Other comprehensive income (loss) before reclassifications	1,414	(2,617)	(1,203)
Net realized losses reclassified from AOCI	156	4,832	4,988
Other comprehensive income	1,570	2,215	3,785
Balance as of December 31, 2023	(124)	1,137	1,013
Other comprehensive income (loss) before reclassifications	205	(462)	(257)
Net realized gains reclassified from AOCI	(44)	(57)	(101)
Other comprehensive income (loss)	161	(519)	(358)
Balance as of December 31, 2024	$37	$618	$655

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

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

The components of the net loss before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Israel	$(89,367)	$(73,560)	$(99,434)
Foreign	23,547	19,044	14,688
Total	$(65,820)	$(54,516)	$(84,746)

Income tax expense was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Israel	$—	$—	$—
Foreign	4,810	5,753	3,967
Total current income tax expense	4,810	5,753	3,967
Deferred:
Israel	(4,376)	—	—
Foreign	2,982	987	1,471
Total deferred income tax expense (benefit)	(1,394)	987	1,471
Income tax expense	$3,416	$6,740	$5,438

A reconciliation of the Company’s statutory income tax rate to effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Theoretical income tax benefit	23%	23%	23%
PTE	(15)	(15)	(13)
Foreign tax rate differentials	2	2	3
Share-based compensation	(3)	(2)	(6)
Change in valuation allowance	(9)	(16)	(13)
Unrecognized tax benefits	(1)	(1)	—
Acquisition costs	(1)	(1)	(1)
Other	(1)	(2)	1
Total	(5)%	(12)%	(6)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table presents the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$24,082	$20,070
Research and development expenses	7,698	7,843
Accruals and reserves	1,889	971
Share-based compensation	18,745	13,024
Deferred revenue	1,542	2,403
Operating lease liabilities	997	1,602
Gross deferred tax assets	54,953	45,913
Valuation allowance	(37,347)	(31,585)
Total deferred tax assets	17,606	14,328
Deferred tax liabilities:
Intangible assets	(7,289)	(2,997)
Deferred contract acquisition costs	(7,530)	(5,089)
Operating lease ROU assets	(984)	(1,563)
Share-based compensation	(1,168)	(947)
Property and equipment	(40)	(155)
Gross deferred tax liabilities	(17,011)	(10,751)
Net deferred tax assets	$595	$3,577

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset certain deferred tax assets at December 31, 2024 and 2023 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2024, 2023, and 2022 was an increase of $5.8 million, $8.9 million and $10.1 million, respectively. For the year ended December 31, 2024, the Company recognized a discrete tax benefit of $4.4 million in Israel attributable to the release of valuation allowance as a result of recognizing deferred tax liabilities associated with the Qwak acquisition.

As of December 31, 2024, the Company had $168.2 million in net operating loss carryforwards in Israel, which can be carried forward indefinitely.

As of December 31, 2024, the U.S. subsidiary had state net operating loss carryforwards of $64.4 million available to offset future taxable income, which will expire between 2034 and 2043, if not utilized. The U.S. subsidiary had an immaterial federal net operating loss carryforward as of December 31, 2024.

As of December 31, 2024, certain foreign subsidiaries of the Company had undistributed earnings of $9.1 million, which were designated as indefinitely reinvested. If these earnings were repatriated to Israel, it would be subject to income taxes and to an adjustment for foreign tax credits and foreign withholding taxes. The Company has estimated the amount of unrecognized deferred tax liability related to these earnings to be approximately $0.8 million.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(in thousands)
Balance - December 31, 2021	$4,396
Increase related to prior years’ tax positions	289
Increase related to current year’s tax positions	176
Decrease due to lapse of statutes of limitations	(38)
Balance - December 31, 2022	4,823
Increase related to prior years’ tax positions	149
Decrease related to prior years’ tax positions	(24)
Increase related to current year’s tax positions	464
Decrease due to lapse of statutes of limitations	(13)
Balance - December 31, 2023	5,399
Increase related to current year’s tax positions	677
Balance - December 31, 2024	$6,076

As of December 31, 2024, the total amount of gross unrecognized tax benefits was $6.1 million, of which, $4.1 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, accrued interest and penalties related to uncertain tax positions were immaterial.

The Company has net operating losses from prior tax periods which may be subjected to examination in future periods. As of December 31, 2024, the Company’s tax years after 2019 are open to examination in Israel. Its U.S. subsidiary’s tax filings for tax years after 2020 are open to examinations by U.S. federal tax authorities and tax years after 2021 are open to examinations by U.S. state tax authorities. In addition, the U.S. federal tax returns were settled through 2018 except for any adjustments which might be made as a result of the carryback of net operating losses. As of December 31, 2024, the Company’s subsidiary in France is under examination by the local tax authorities for the years from 2021 through 2023. The Company does not expect the results of the examination to have a material impact on its consolidated financial statements. The Company currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.

15. Employee Benefit Plans

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Until February 29, 2024, the Company matched 50% of participating employee contributions to the plan up to 6% of the employee’s eligible compensation. Effective March 1, 2024, the matching contribution increased to 8%. During the years ended December 31, 2024, 2023, and 2022, the Company recorded $2.1 million, $1.6 million and $1.4 million, respectively, of expenses related to the 401(k) plan.

Israeli Severance Pay

Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The Company has elected to include its employees in Israel under Section 14 of the Severance Pay Law, under which these employees are entitled only to monthly deposits made in their name with insurance companies, at a rate of 8.33% of their monthly salary. These payments release the Company from any future obligation under the Israeli Severance Pay Law to make severance payments in respect of those employees; therefore, any liability for severance pay due to these employees, and the deposits under Section 14 are not recorded as an asset in the Consolidated Balance Sheets. During the years ended December 31, 2024, 2023, and 2022, the Company recorded $7.6 million, $6.2 million, and $5.5 million, respectively, in severance expenses related to these employees.

16. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(69,236)	$(61,256)	$(90,184)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	109,691,100	103,317,759	99,243,894
Net loss per share, basic and diluted	$(0.63)	$(0.59)	$(0.91)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended December 31,
	2024	2023	2022
Outstanding share options	3,739,468	6,264,883	8,268,711
Unvested RSUs	10,779,505	9,298,748	6,223,077
Share purchase rights under the ESPP	201,493	155,276	101,787
Issuable ordinary shares related to business combination	362,752	27,505	104,715
Total	15,083,218	15,746,412	14,698,290

17. Segment Information

The Company operates in one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker. The Company’s chief operating decision maker is its chief executive officer who uses consolidated financial information to allocate resources and assess performance. He monitors revenue across various products and services on a consolidated basis and uses consolidated net loss to adjust business plans, primarily by comparing actual operating results to forecasts and prior periods.

The following table summarizes the Company’s segment revenue, significant segment expenses, and segment loss:

	Year Ended December 31,
	2024	2023	2022
Revenue	$428,488	$349,886	$280,040
Less:
Compensation expense (1)	233,934	198,491	178,253
Share-based compensation expense	131,106	95,171	68,661
Other segment items (2)	132,684	117,480	123,310
Net loss	$(69,236)	$(61,256)	$(90,184)

_________________________________________

(1) Compensation expense includes employee salaries and commissions, payroll taxes, benefits, and outsourced labor costs.

(2) Other segment items include acquisition-related costs, amortization of intangibles, depreciation of property and equipment, hosting costs, marketing expense, professional service fees, reseller commission, software and subscription costs, other overhead expense, interest and other income, net, and income tax expense.

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	December 31,
	2024	2023
	(in thousands)
United States	$5,897	$8,566
Israel	10,846	15,888
India	2,895	4,054
Rest of world	232	582
Total long-lived assets	$19,870	$29,090

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Kost Forer Gabbay & Kasierer, an independent registered public accounting firm and a member of Ernst & Young Global, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management has excluded Qwak AI Ltd., acquired on July 9, 2024, from its our evaluation of the internal control over financial reporting as of December 31, 2024. Qwak AI Ltd. constituted less than 1% of total assets as of December 31, 2024, excluding intangible assets and goodwill, and less than 1% of total revenue for the year ended December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, the following executive officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

On December 6, 2024, Ms. Tali Notman, our Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 371,752 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 annual general meeting of shareholders (the “Proxy Statement”), and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association of JFrog Ltd.	S-1/A	333-248271	3.2	September 8, 2020
4.1	Specimen share certificate of the Registrant	S-1/A	333-248271	4.1	September 8, 2020
4.2	Description of Share Capital	10-K	001-39492	4.2	February 12, 2021
10.1+	Form of Indemnification Agreement	S-1	333-248271	10.1	August 24, 2020
10.2+	2011 Israeli Share Option Plan, as amended, and related form agreement	S-1	333-248271	10.2	August 24, 2020
10.3+	2020 Share Incentive Plan and related form agreements	S-1/A	333-248271	10.3	September 8, 2020
10.3A+	Forms of Restricted Share Unit Grant and Award Agreement under the Registrant’s 2020 Share Incentive Plan	10-K	001-39492	10.2A	February 9, 2023
10.4+	2020 Employee Share Purchase Plan	S-1/A	333-248271	10.4	September 8, 2020
10.5+	Compensation Policy for Executive Officers and Directors	S-1	333-248271	10.5	August 24, 2020
10.6+	Non-Employee Director Compensation Policy	S-1/A	333-248271	10.6	September 8, 2020
10.7+	Form of Change in Control and Severance Agreement between the Registrant and Shlomi Ben Haim	S-1/A	333-248271	10.7	September 8, 2020
10.8+	Form of Employment Agreement between the Registrant and Yoav Landman	S-1/A	333-248271	10.9	September 8, 2020
10.9+	Form of Confirmatory Employment Letter between the Registrant and Tali Notman	S-1	333-248271	10.9	August 24, 2020
10.10+	Form of Confirmatory Employment Letter between the Registrant and Shlomi Ben Haim	S-1	333-248271	10.10	August 24, 2020
10.11+	Form of Director Offer Letter	S-1	333-248271	10.11	August 24, 2020
10.12+	Form of Restricted Share Unit Award Agreement between the Registrant and Shlomi Ben Haim	S-1	333-248271	10.12	August 24, 2020
10.13+	Form of Executive Officer Change in Control and Severance Agreement (US)	S-1/A	333-248271	10.14	September 8, 2020
10.14	Sublease between the Registrant and Baidu USA LLC, dated as of August 12, 2020	S-1	333-248271	10.17	August 24, 2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.15+	Form of Confirmatory Employment Letter between the Registrant and Ed Grabscheid	10-K	001-39492	10.17	February 15, 2024
10.16+	Equity Side Letter between the Registrant and Ed Grabscheid	10-K	001-39492	10.18	February 15, 2024
10.17+	Consulting Services Agreement between the Registrant and Jacob Shulman, dated December 16, 2023	10-K	001-39492	10.19	February 15, 2024
10.18+	Consulting Services Agreement between the Registrant and Frederic Simon, dated June 4, 2024	10-Q	001-39492	10.1	August 8, 2024
19.1	Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	10-K	001-39492	97.1	February 15, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: February 14, 2025	By:	/s/Shlomi Ben Haim
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

Signature	Title	Date

/s/ Shlomi Ben Haim Shlomi Ben Haim	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2025

/s/ Eduard Grabscheid Eduard Grabscheid	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 14, 2025

/s/ Yoav Landman Yoav Landman	Director	February 14, 2025

/s/ Yossi Sela Yossi Sela	Director	February 14, 2025

/s/ Jessica Neal Jessica Neal	Director	February 14, 2025

/s/ Frederic Simon Frederic Simon	Director	February 14, 2025

/s/ Elisa Steel Elisa Steele	Director	February 14, 2025

/s/ Luis Visoso	Director	February 14, 2025
Luis Visoso

/s/ Andy Vitus Andy Vitus	Director	February 14, 2025

/s/ Yvonne Wassenaar	Director	February 14, 2025
Yvonne Wassenaar

/s/ Barry Zwarenstein Barry Zwarenstein	Director	February 14, 2025

AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the undersigned as the duly authorized representative in the United States of the Registrant in Sunnyvale, California, on February 14, 2025.

JFrog, Inc.

By:	/s/ Shlomi Ben Haim
Shlomi Ben Haim
Chief Executive Officer and Secretary