Form 10-Q
period 2025-03-31
JFrog Ltd
filed 2025-05-09
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 114,570,948 ordinary shares, NIS 0.01 par value per share, outstanding.

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
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions, such as the imposition of tariffs and other non-tariff trade barriers, or war, such as the war between Hamas, Hezbollah, and Israel, regional conflict in the Middle East, and the war in Ukraine, on our business, results of operations and financial condition;
•
our ability to successfully defend litigation brought against us;

•
our ability to attract and retain qualified employees and key personnel;
•
the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•
the future trading prices of our ordinary shares; and
•
our ability to maintain or increase our net dollar retention rate.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$44,350	$49,869
Short-term investments	519,157	472,138
Accounts receivable, net	84,296	90,712
Deferred contract acquisition costs	17,094	16,465
Prepaid expenses and other current assets	17,237	20,043
Total current assets	682,134	649,227
Property and equipment, net	5,543	5,668
Deferred contract acquisition costs, noncurrent	25,151	25,029
Operating lease right-of-use assets	12,600	14,202
Intangible assets, net	55,009	60,826
Goodwill	371,512	371,512
Other assets, noncurrent	4,280	3,442
Total assets	$1,156,229	$1,129,906
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,225	$10,649
Accrued expenses and other current liabilities	51,413	51,885
Operating lease liabilities	7,376	7,794
Deferred revenue	250,145	247,187
Total current liabilities	319,159	317,515
Deferred revenue, noncurrent	25,402	27,060
Operating lease liabilities, noncurrent	4,793	6,182
Other liabilities, noncurrent	6,839	5,623
Total liabilities	356,193	356,380
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 114,562,818 and 112,754,822 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	320	315
Additional paid-in capital	1,179,110	1,132,224
Accumulated other comprehensive income (loss)	(1,223)	655
Accumulated deficit	(378,171)	(359,668)
Total shareholders’ equity	800,036	773,526
Total liabilities and shareholders’ equity	$1,156,229	$1,129,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription—self-managed and SaaS	$116,425	$95,406
License—self-managed	5,982	4,905
Total subscription revenue	122,407	100,311
Cost of revenue:
Subscription—self-managed and SaaS	30,065	20,459
License—self-managed	116	145
Total cost of revenue—subscription	30,181	20,604
Gross profit	92,226	79,707
Operating expenses:
Research and development	43,335	35,832
Sales and marketing	52,812	43,571
General and administrative	19,049	16,940
Total operating expenses	115,196	96,343
Operating loss	(22,970)	(16,636)
Interest and other income, net	5,965	7,087
Loss before income taxes	(17,005)	(9,549)
Income tax expense (benefit)	1,498	(759)
Net loss	$(18,503)	$(8,790)

Net loss per share, basic and diluted	$(0.16)	$(0.08)
Weighted-average shares used in computing net loss per share, basic and diluted	113,447,099	107,025,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(18,503)	$(8,790)
Other comprehensive loss, net of tax:
Net change in available-for-sale marketable securities, net of tax	138	(431)
Net change in derivative instruments, net of tax	(2,016)	(726)
Other comprehensive loss, net of tax	(1,878)	(1,157)
Comprehensive loss	$(20,381)	$(9,947)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2025
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	112,754,822	$315	$1,132,224	$655	$(359,668)	$773,526
Issuance of ordinary shares upon exercise of share options	520,824	1	3,751	—	—	3,752
Issuance of ordinary shares upon release of restricted share units	1,006,118	3	(3)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	281,054	1	6,293	—	—	6,294
Share-based compensation expense	—	—	36,845	—	—	36,845
Other comprehensive loss, net of tax	—	—	—	(1,878)	—	(1,878)
Net loss	—	—	—	—	(18,503)	(18,503)
Balance as of March 31, 2025	114,562,818	$320	$1,179,110	$(1,223)	$(378,171)	$800,036

	Three Months Ended March 31, 2024
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	106,114,892	$297	$968,245	$1,013	$(290,432)	$679,123
Issuance of ordinary shares upon exercise of share options	1,280,624	4	6,842	—	—	6,846
Issuance of ordinary shares upon release of restricted share units	764,873	2	(2)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	177,906	—	4,494	—	—	4,494
Share-based compensation expense	—	—	27,286	—	—	27,286
Other comprehensive loss, net of tax	—	—	—	(1,157)	—	(1,157)
Net loss	—	—	—	—	(8,790)	(8,790)
Balance as of March 31, 2024	108,338,295	$303	$1,006,865	$(144)	$(299,222)	$707,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,503)	$(8,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,714	3,799
Share-based compensation expense	36,845	27,286
Non-cash operating lease expense	2,118	2,104
Net amortization of premium or discount on investments	(1,559)	(2,008)
Losses (gains) on foreign exchange	(82)	253
Changes in operating assets and liabilities:
Accounts receivable	6,495	9,781
Prepaid expenses and other assets	184	(4,032)
Deferred contract acquisition costs	(751)	(186)
Accounts payable	(628)	(2,516)
Accrued expenses and other liabilities	(1,134)	(3,213)
Operating lease liabilities	(2,207)	(2,116)
Deferred revenue	1,300	(2,893)
Net cash provided by operating activities	28,792	17,469
Cash flows from investing activities:
Purchases of short-term investments	(148,968)	(164,703)
Maturities of short-term investments	103,833	118,623
Purchases of property and equipment	(647)	(841)
Net cash used in investing activities	(45,782)	(46,921)
Cash flows from financing activities:
Proceeds from exercise of share options	3,752	6,846
Proceeds from employee share purchase plan	6,294	4,494
Proceeds from employee equity transactions, net of payments to tax authorities	1,459	5,255
Net cash provided by financing activities	11,505	16,595
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(523)
Net decrease in cash, cash equivalents, and restricted cash	(5,519)	(13,380)
Cash, cash equivalents, and restricted cash—beginning of period	50,627	84,777
Cash, cash equivalents, and restricted cash—end of period	$45,108	$71,397
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$44,350	$71,385
Restricted cash included in prepaid expenses and other current assets	758	12
Total cash, cash equivalents, and restricted cash	$45,108	$71,397

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

The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2025 and the Company’s condensed consolidated results of operations, shareholders’ equity, and cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the three months ended March 31, 2025.

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $6.3 million and $7.1 million for the three months ended March 31, 2025 and 2024, respectively. Foreign exchange gains (losses) were not material for the periods presented.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company for annual periods beginning January 1, 2025. The Company is currently evaluating the impact on its financial statement disclosures.

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

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$69,797	57%	$63,390	63%
Subscription	63,815	52	58,485	58
License	5,982	5	4,905	5
SaaS	52,610	43	36,921	37
Total subscription revenue	$122,407	100%	$100,311	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$72,925	60%	$60,658	60%
Israel	3,741	3	2,933	3
Rest of world	45,741	37	36,720	37
Total subscription revenue	$122,407	100%	$100,311	100%

Contract Balances

Of the $274.2 million and $214.1 million of deferred revenue recorded as of December 31, 2024 and 2023, respectively, the Company recognized $101.2 million and $83.7 million as revenue during the three months ended March 31, 2025 and 2024, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations represent contracted revenue that has not yet been recognized. It includes deferred revenue and non-cancelable amounts that will be invoiced and recognized in future periods, and excludes usage-based fees from SaaS subscriptions in excess of minimum usage commitments from the remaining performance obligations. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $424.2 million, which consists of billed considerations of $275.5 million and unbilled considerations of $148.7 million, that the Company expects to recognize as revenue. As of March 31, 2025, the Company expects to recognize 68% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $4.4 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of March 31, 2025 and December 31, 2024, bank deposits were $120.1 million and $105.5 million, respectively.

Marketable securities consist of the following:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$2,844	$—	$—	$2,844
Commercial paper	5,836	—	(2)	5,834
Corporate debt securities	196,816	204	(62)	196,958
Municipal securities	16,741	15	(1)	16,755
Government and agency debt	176,675	120	(88)	176,707
Total marketable securities	$398,912	$339	$(153)	$399,098

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$250	$1	$—	$251
Commercial paper	7,342	5	(5)	7,342
Corporate debt securities	161,231	187	(122)	161,296
Municipal securities	17,392	22	—	17,414
Government and agency debt	180,361	172	(221)	180,312
Total marketable securities	$366,576	$387	$(348)	$366,615

The following table summarizes the Company’s marketable securities by contractual maturities:

March 31, 2025
(in thousands)
Due in 1 year or less	$261,181
Due in 1 year through 2 years	137,917
Total	$399,098

The following tables present fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	March 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$2,914	$(2)	$—	$—	$2,914	$(2)
Corporate debt securities	74,522	(62)	—	—	74,522	(62)
Municipal securities	2,538	(1)	—	—	2,538	(1)
Government and agency debt	64,438	(88)	—	—	64,438	(88)
Total	$144,412	$(153)	$—	$—	$144,412	$(153)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$2,884	$(5)	$—	$—	$2,884	$(5)
Corporate debt securities	50,856	(121)	2,007	(1)	52,863	(122)
Government and agency debt	72,746	(221)	—	—	72,746	(221)
Total	$126,486	$(347)	$2,007	$(1)	$128,493	$(348)

As of March 31, 2025 and December 31, 2024, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2025
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$12,972	$12,972	$—
Municipal securities	202	—	202
Cash equivalents	13,174	12,972	202
Certificates of deposit	2,844	—	2,844
Commercial paper	5,834	—	5,834
Corporate debt securities	196,958	—	196,958
Municipal securities	16,755	—	16,755
Government and agency debt	176,707	—	176,707
Marketable securities	399,098	—	399,098
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	107	—	107
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	68	—	68
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$412,459	$12,972	$399,487
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$1,505	$—	$1,505
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	374	—	374
Total financial liabilities	$1,879	$—	$1,879

	December 31, 2024
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$19,218	$19,218	$—
Cash equivalents	19,218	19,218	—
Certificates of deposit	251	—	251
Commercial paper	7,342	—	7,342
Corporate debt securities	161,296	—	161,296
Municipal securities	17,414	—	17,414
Government and agency debt	180,312	—	180,312
Marketable securities	366,615	—	366,615
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	846	—	846
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	4	—	4
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$386,695	$19,218	$367,477
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$228	$—	$228
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	83	—	83
Total financial liabilities	$311	$—	$311

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its restricted deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of March 31, 2025 and December 31, 2024, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$77,993	$84,156
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	14,908	16,737
Total derivative instruments	$92,901	$100,893

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

The gains (losses) on foreign currency contracts were presented on the Condensed Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$24	$20	$—	$—
Research and development	171	187	—	—
Sales and marketing	40	46	—	—
General and administrative	48	51	—	—
Interest and other income, net	—	—	(256)	(223)
Total gains (losses) recognized in earnings	$283	$304	$(256)	$(223)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of March 31, 2025 are expected to be recognized as cost of revenue or operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Computer and software	$10,988	$10,494
Furniture and office equipment	3,267	3,296
Leasehold improvements	5,911	5,911
Property and equipment, gross	20,166	19,701
Less: accumulated depreciation and amortization	(14,623)	(14,033)
Property and equipment, net	$5,543	$5,668

Depreciation and amortization expense was $0.9 million for the three months ended March 31, 2025 and 2024.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued compensation and benefits	$28,788	$32,863
Accrued expenses	22,625	19,022
Accrued expenses and other current liabilities	$51,413	$51,885

8. Intangible Assets, Net

Intangible assets consisted of the following as of March 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$89,962	$(37,651)	$52,311	3.7
Customer relationships	8,174	(5,476)	2,698	1.5
Total	$98,136	$(43,127)	$55,009

Intangible assets consisted of the following as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$92,762	$(35,836)	$56,926	3.8
Customer relationships	9,374	(5,474)	3,900	1.4
Total	$102,136	$(41,310)	$60,826

Gross carrying amount and accumulated amortization of fully amortized intangibles are removed from the preceding tables. Amortization expenses for intangible assets were $5.8 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively.

The expected future amortization expenses by year related to the intangible assets as of March 31, 2025 are as follows:

March 31, 2025
(in thousands)
Year Ending December 31,
2025 (Remainder)	$15,101
2026	14,974
2027	10,117
2028	9,733
2029	5,084
Total	$55,009

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through March 2028.

Components of operating lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease cost	$2,234	$2,275
Short-term lease cost	248	176
Variable lease cost	299	103
Total operating lease cost	$2,781	$2,554

Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash paid for operating leases	$2,323	$2,288
ROU assets obtained in exchange for operating lease liabilities	$516	$—

As of March 31, 2025, the weighted-average discount rate is 3.7% and the weighted-average remaining term is 1.8 years. Maturities of the Company’s operating lease liabilities as of March 31, 2025 were as follows:

March 31, 2025
(in thousands)
Year Ending December 31,
2025 (Remainder)	$6,144
2026	4,750
2027	1,595
2028	155
Total operating lease payments	12,644
Less: imputed interest	(475)
Total operating lease liabilities	$12,169

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of March 31, 2025, the Company had outstanding non-cancelable purchase obligations with a remaining term of 12 months or longer as follows:

March 31, 2025
(in thousands)
Year Ending December 31,
2025 (Remainder)	$13,688
2026	19,292
2027	15,377
2028	25
Total	$48,382

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

11. Shareholders’ Equity and Equity Incentive Plans

Equity Incentive Plans

Effective January 1, 2025, the number of ordinary shares authorized for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) automatically increased by 6,400,773 shares pursuant to the terms of the 2020 Plan.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2024	3,106,267	$10.45	4.0	$60,491
Exercised	(520,824)	$7.20		$15,355
Forfeited	(650)	$23.00
Balance as of March 31, 2025	2,584,793	$11.10	3.6	$55,165
Exercisable as of March 31, 2025	2,499,393	$10.66	3.6	$54,334

Restricted Share Units

A summary of restricted share units (“RSU”) activity under the Company’s equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	11,081,208	$30.11
Granted(1)	1,122,433	$35.00
Vested	(1,006,118)	$29.37
Forfeited	(492,243)	$31.50
Unvested as of March 31, 2025	10,705,280	$30.63

_________________________________________

(1) Includes 125,182 ordinary shares underlying performance-based RSUs with market conditions with a weighted average grant date fair value of $27.37 per ordinary share.

The total release date fair value of RSUs was $36.9 million during the three months ended March 31, 2025.

Employee Share Purchase Plan

Effective January 1, 2025, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 1,127,548 shares pursuant to the terms of ESPP.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

March 31, 2025
Outstanding share options	2,584,793
Outstanding RSUs	10,705,280
Issuable ordinary shares related to business combination	754,360
Shares available for future issuance under the 2020 Plan	21,082,027
Shares available for future issuance under ESPP	5,831,327
Total ordinary shares reserved	40,957,787

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Condensed Consolidated Statements of Operations is summarized as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,201	$3,092
Research and development	13,977	9,667
Sales and marketing	12,730	9,813
General and administrative	5,937	4,714
Total share-based compensation expense	$36,845	$27,286

As of March 31, 2025, unrecognized share-based compensation cost related to unvested share-based compensation awards was $290.6 million, which is expected to be recognized over a weighted-average period of 2.6 years. Additionally, unrecognized share-based compensation cost related to the acquisition holdback arrangement was $20.3 million, which will be recognized over 2.3 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Gains on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2024	$37	$618	$655
Other comprehensive income (loss) before reclassifications	150	(1,733)	(1,583)
Net realized gains reclassified from AOCI	(12)	(283)	(295)
Other comprehensive income (loss)	138	(2,016)	(1,878)
Balance as of March 31, 2025	$175	$(1,398)	$(1,223)

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2023	$(124)	$1,137	$1,013
Other comprehensive loss before reclassifications	(428)	(422)	(850)
Net realized gains reclassified from AOCI	(3)	(304)	(307)
Other comprehensive loss	(431)	(726)	(1,157)
Balance as of March 31, 2024	$(555)	$411	$(144)

13. Income Taxes

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in its valuation allowance. Income tax expense (benefit) was $1.5 million and $(0.8) million for the three months ended March 31, 2025 and 2024, respectively. The income tax expense (benefit) for the periods consisted primarily of income taxes related to the Company’s operations in the United States.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during three months ended March 31, 2025, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Gross unrecognized tax benefits were $6.1 million as of March 31, 2025 and December 31, 2024. As of March 31, 2025, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(18,503)	$(8,790)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	113,447,099	107,025,351
Net loss per share, basic and diluted	$(0.16)	$(0.08)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2025	2024
Outstanding share options	2,868,463	4,543,485
Unvested RSUs	11,053,019	10,073,530
Share purchase rights under the ESPP	247,631	160,553
Issuable ordinary shares related to business combination	754,360	—
Total	14,923,473	14,777,568

15. Segment Information

The Company operates in one operating and reportable segment. The following table summarizes the Company’s segment revenue, significant segment expenses, and segment net loss:

	Three Months Ended March 31,
	2025	2024
Revenue	$122,407	$100,311
Less:
Compensation expense (1)	65,367	56,286
Share-based compensation expense	36,845	27,286
Other segment items (2)	38,698	25,529
Net loss	$(18,503)	$(8,790)

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

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	March 31, 2025	December 31, 2024
	(in thousands)
United States	$5,091	$5,897
Israel	10,006	10,846
India	2,720	2,895
Rest of world	326	232
Total long-lived assets	$18,143	$19,870

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025, or our Annual Report. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and under Part I, Item IA in our Annual Report.

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 43% of our total revenue for the three months ended March 31, 2025, compared to 37% for the three months ended March 31, 2024.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 55% of our total revenue for the three months ended March 31, 2025, compared to approximately 49% for the three months ended March 31, 2024. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We generated revenue of $122.4 million and $100.3 million for the three months ended March 31, 2025 and 2024, respectively, representing 22% growth. We have continued to invest in our business and had a net loss of $18.5 million and $8.8 million for the three months ended March 31, 2025 and 2024, respectively.

Middle East Conflict

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against these terrorist organizations. Since the commencement of these events, there have been additional active hostilities with other parties in the region. Although certain ceasefire agreements have been reached, these agreements have failed to be upheld, and military activity and hostilities continue to exist at varying levels of intensity. The situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries (including Hezbollah and Lebanon). Also, the current political situation in Syria may create further geopolitical instability in the region.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of March 31, 2025 and 2024, our net dollar retention rate was 116% and 118%, respectively. We expect our net dollar retention rate to remain relatively stable, with minor fluctuations around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of March 31, 2025, 1,051 of our customers had ARR of $100,000 or more, increasing from 1,018 customers as of December 31, 2024. We had 54 customers with ARR of at least $1.0 million as of March 31, 2025, increasing from 52 customers as of December 31, 2024.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$28,792	$17,469
Less: purchases of property and equipment	(647)	(841)
Free cash flow	$28,145	$16,628
Net cash used in investing activities	$(45,782)	$(46,921)
Net cash provided by financing activities	$11,505	$16,595

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$116,425	$95,406
License—self-managed	5,982	4,905
Total subscription revenue	122,407	100,311
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	30,065	20,459
License—self-managed(2)	116	145
Total cost of revenue—subscription	30,181	20,604
Gross profit	92,226	79,707
Operating expenses:
Research and development(1)(3)	43,335	35,832
Sales and marketing(1)(2)(3)	52,812	43,571
General and administrative(1)(3)	19,049	16,940
Total operating expenses	115,196	96,343
Operating loss	(22,970)	(16,636)
Interest and other income, net	5,965	7,087
Loss before income taxes	(17,005)	(9,549)
Income tax expense (benefit)	1,498	(759)
Net loss	$(18,503)	$(8,790)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,201	$3,092
Research and development	13,977	9,667
Sales and marketing	12,730	9,813
General and administrative	5,937	4,714
Total share-based compensation expense	$36,845	$27,286

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,499	$2,386
Cost of revenue: license—self-managed	116	145
Sales and marketing	1,202	358
Total amortization expense of acquired intangible assets	$5,817	$2,889

(3) Includes acquisition-related costs as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$—	$4
Research and development	1,180	488
Sales and marketing	463	32
General and administrative	15	2
Total acquisition-related costs	$1,658	$526

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription—self-managed and SaaS	95%	95%
License—self-managed	5	5
Total subscription revenue	100	100
Cost of revenue:
Subscription—self-managed and SaaS	25	21
License—self-managed	—	—
Total cost of revenue—subscription	25	21
Gross profit	75	79
Operating expenses:
Research and development	35	36
Sales and marketing	43	43
General and administrative	16	17
Total operating expenses	94	96
Operating loss	(19)	(17)
Interest and other income, net	5	7
Loss before income taxes	(14)	(10)
Income tax expense (benefit)	1	(1)
Net loss	(15)%	(9)%

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentage)
Subscription—self-managed and SaaS	$116,425	$95,406	$21,019	22%
License—self-managed	5,982	4,905	1,077	22%
Total subscription revenue	$122,407	$100,311	$22,096	22%

The increase in total subscription revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, consisted of approximately $18.8 million growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentage)
Subscription—self-managed and SaaS	$30,065	$20,459	$9,606	47%
License—self-managed	116	145	(29)	(20)%
Total cost of revenue—subscription	$30,181	$20,604	$9,577	46%
Gross margin	75%	79%

Total cost of revenue increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to an increase of $3.8 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions, an increase of $2.1 million in intangible amortization mainly as a result of our acquisition in July 2024, an increase of $1.6 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.1 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

The decrease in gross margin for three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a continuous shift in our revenue mix towards SaaS subscriptions, which incur higher hosting costs, and intangible amortization as discussed above.

Operating Expenses

Research and Development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentage)
Research and development	$43,335	$35,832	$7,503	21%

Research and development expense increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to an increase of $4.3 million in share-based compensation expense and an increase of $2.1 million in personnel-related expenses mainly as a result of increased headcount.

Sales and Marketing

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentage)
Sales and marketing	$52,812	$43,571	$9,241	21%

Sales and marketing expense increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to an increase of $2.9 million in share-based compensation expense, an increase of $1.9 million in personnel-related expenses mainly as a result of increased headcount, an increase of $1.8 million in commissions, and an increase of $1.6 million in allocated overhead costs.

General and Administrative

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentage)
General and administrative	$19,049	$16,940	$2,109	12%

General and administrative expense increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to an increase of $1.2 million in share-based compensation expense and an increase of $0.8 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentage)
Cost of revenue: subscription–self-managed and SaaS	$4,201	$3,092	$1,109	36%
Research and development	13,977	9,667	4,310	45%
Sales and marketing	12,730	9,813	2,917	30%
General and administrative	5,937	4,714	1,223	26%
Total share-based compensation expense	$36,845	$27,286	$9,559	35%

Share-based compensation expenses increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to grants to new and existing employees. Additionally, during the three months ended March 31, 2025, we recognized $2.6 million in share-based compensation expense primarily in research and development, related to acquisition holdback ordinary shares and replacement RSUs.

Interest and Other Income, Net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentage)
Interest and other income, net	$5,965	$7,087	$(1,122)	(16)%

Interest and other income, net decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower interest income on deposits and marketable investments as a result of lower interest rates.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentage)
Income tax expense (benefit)	$1,498	$(759)	$2,257	(297)%
Effective income tax rate	(9)%	8%

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

As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $563.5 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$28,792	$17,469
Net cash used in investing activities	$(45,782)	$(46,921)
Net cash provided by financing activities	$11,505	$16,595

Operating Activities

Net cash provided by operating activities of $28.8 million for three months ended March 31, 2025 was related to our net loss of $18.5 million, adjusted for non-cash charges of $44.0 million, including share-based compensation expense of $36.8 million and depreciation and amortization of $6.7 million, and changes in our operating assets and liabilities of $3.3 million. Changes in our operating assets and liabilities consisted primarily of a decrease of $6.5 million in accounts receivable due to timing of billing and collections, partially offset by a decrease of $2.2 million in operating lease liabilities as a result of lease payments.

Net cash provided by operating activities of $17.5 million for three months ended March 31, 2024 was related to our net loss of $8.8 million, adjusted for non-cash charges of $31.4 million, including share-based compensation expense of $27.3 million, and net cash outflows of $5.2 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities consisted primarily of an increase of $4.0 million in prepaid expenses and other assets due to timing of payments, a decrease of $3.2 million in accrued expense and other liabilities mainly due to reduction of ESPP withholdings as a result of purchases of shares, a decrease of $2.9 million in deferred revenue due to higher recognition of revenue relative to billings, a decrease of $2.5 million in accounts payable due to timing of payments, and a decrease of $2.1 million in operating lease liabilities as a result of lease payments. The outflows were partially offset by a decrease of $9.8 million in accounts receivable due to timing of billing and collections.

Investing Activities

Net cash used in investing activities of $45.8 million for the three months ended March 31, 2025 consisted primarily of net purchases of short-term investments of $45.1 million.

Net cash used in investing activities of $46.9 million for the three months ended March 31, 2024 consisted primarily of net purchases of short-term investments of $46.1 million.

Financing Activities

Net cash provided by financing activities of $11.5 million for the three months ended March 31, 2025 consisted of proceeds from employee share purchases under our ESPP of $6.3 million, proceeds from exercise of share options of $3.8 million, and net proceeds of $1.5 million from our employee equity transactions to be remitted to tax authorities.

Net cash provided by financing activities of $16.6 million for the three months ended March 31, 2024 consisted of proceeds from exercise of share options of $6.8 million, net proceeds of $5.3 million from our employee equity transactions to be remitted to tax authorities, and proceeds from employee share purchases under our ESPP of $4.5 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of March 31, 2025:

		Payments Due by Period
	Total	2025 (Remainder)	2026 and Thereafter
	(in thousands)
Operating lease obligations	$12,644	$6,144	$6,500
Purchase obligations	48,382	13,688	34,694
Total	$61,026	$19,832	$41,194

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the three months ended March 31, 2025.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three months ended March 31, 2025.

Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. In addition, the financial institutions with which we have foreign currency contracts are primarily located in Israel, exposing us to risks related to the country's economic standing which may affect credit ratings. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions, and closely monitoring rating downgrades. However, failure of one or more of these financial institutions is possible and could result in incurred losses.

As of March 31, 2025, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of March 31, 2025.

Interest Rate Risk

As of March 31, 2025, we had cash and cash equivalents of $44.4 million, and short-term investments of $519.2 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of March 31, 2025.

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
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions, such as the imposition of tariffs and other non-tariff trade barriers, or war, such as the war between Hamas, Hezbollah, and Israel, regional conflict in the Middle East, and the war in Ukraine, on our business, results of operations and financial condition;
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

We have experienced significant growth and increased demand for our products over time. Our total revenues for the three months ended March 31, 2025 and 2024 were $122.4 million and $100.3 million, respectively, representing 22% growth. Our total revenues for the years ended December 31, 2024 and 2023 were $428.5 million and $349.9 million, respectively, representing 22% growth. Our employee headcount has also increased from approximately 1,400 as of December 31, 2023 to approximately 1,600 as of December 31, 2024. We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of March 31, 2025, 1,051 of our customers had ARR of $100,000 or more, increasing from 1,018 customers as of March 31, 2024, and 54 of our customers had ARR of $1,000,000 or more, increasing from 52 customers as of December 31, 2024. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

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

As noted above, our total revenues for the three months ended March 31, 2025, and for the year ended December 31, 2024, both grew by 22%, compared to the corresponding prior year periods. You should not rely on the results of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, market consolidation, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, the protracted conflict in the Middle East, the imposition of tariffs and other non-tariff trade barriers, and global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our ordinary shares could be adversely affected.

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
•
fluctuations in foreign currency exchange rates; and
•
the impact of political uncertainty or unrest, including the Russia-Ukraine war, the war between Israel, Hamas and Hezbollah, the regional conflict in the Middle East, other areas of geopolitical tension around the world, including Syria, or the worsening of such conflicts or tensions and any related global economic disruptions, including as a result of the imposition of tariffs and other non-tariff trade barriers.

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

In order to provide value for our customers, we must offer products that allow our customers to compile software from source code repositories, manage the dependencies among components within software packages, move packages and machine learning models to a universal repository, ingest packages from third parties, including open source libraries, scan for vulnerabilities through various stages, distribute to endpoints, and deploy in production, all through a single user access point. The success of any new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the quality of our product and the user experience, our ability to manage the risks associated with new product releases, the effective management of development and other spending in connection with anticipated demand for new products, and the availability of newly developed products. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and delays in releasing new products, deployment options, and product enhancements and may have similar experiences in the future. As a result, some of our customers may either defer purchasing our products until the next upgrade is released or switch to a competitor if we are not able to keep up with technological developments. For example, AI and machine learning may change the way our industry operates, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. In addition, if defects are not discovered until after customers purchase our products, our customers could lose confidence in the quality of our products and our reputation and brand may be harmed. If significant bugs, errors, or other defects or deficiencies are not discovered and patched in a timely manner, unauthorized parties could gain access to such products. Any negative publicity related to the perceived quality of our products could harm our business, results of operations, and financial condition. See also, “We have acquired, and may in the future acquire, complementary businesses which could require significant management attention, disrupt our business, dilute shareholder value, and adversely affect our results of operations.” in this Part II, Item 1A.

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

Our operations and financial performance depend in part on global economic conditions and the impact of these conditions on levels of information technology spending and the willingness of our current and prospective customers to purchase our products. Adverse macroeconomic conditions, including inflationary trends, slower growth or recession, changes to fiscal and monetary policies, tighter credit, higher interest rates, currency fluctuations, and adverse changes to global trade relationships, including newly imposed tariffs and non-tariff trade barriers, could adversely impact confidence and enterprise spending and negatively affect demand for our products.

For example, we are currently operating in a period of heightened economic uncertainty. If conditions in the national and global economy worsen, our current and potential customers’ operating costs will likely increase, which could result in reduced operating and information technology budgets. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in information technology spending. Such delays or reductions in technology spending are often associated with enhanced budget scrutiny by our customers including additional levels of approvals, cloud optimization efforts, and additional time to evaluate and test our products, which can lead to long and unpredictable sales cycles. We have experienced longer sales cycles for certain products and enhanced budget scrutiny by our customers and expect to continue to experience these challenges given the current macroeconomic environment. Also, customers may choose to develop in-house software as an alternative to using our products, and competitors may respond to such negative conditions in the general economy by lowering prices, any of which could adversely affect demand for our products and limit our ability to grow our business.

The present conditions and state of the U.S. and global economies make it difficult to predict whether, when, and to what extent a recession has occurred or will occur in the future. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. Further, we cannot yet predict the effect of changing global trade relationships, including the recent imposition of tariffs and non-tariff trade barriers, on the global economy or markets in which we operate. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

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

Although our products do not involve the processing of large amounts of personal data or personal information, our platform and products support customers’ software, which may involve the processing of large amounts of personal data, personal information, and information that is confidential or otherwise sensitive or proprietary. Data security incidents affecting widely trusted data security architecture (such as historical incidents affecting SolarWinds Orion, the incident involving Accellion FTA, the incident affecting Microsoft Exchange, the incident affecting Kaseya VSA, the incident involving Log4j, and the software update incident involving CrowdStrike – none of which have directly affected us) may increase customer expectations regarding the security, testing, and compliance documentation of our platform and products for secure software development operations, management, automation, and releases. In addition, these or other incidents may trigger new laws and regulations that increase our compliance burdens, add reporting obligations, or otherwise increase costs for oversight and monitoring of our platform, products, and supply chain.

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

There are increasing restrictions in the United States on certain personal sensitive data transfers involving foreign countries. The Department of Justice recently finalized Executive Order 14117, effective April 8, 2025, which prohibits data transfer of personal identifiers, precise geolocation data, biometric identifiers, health data, and financial data over a certain bulk threshold to identified countries of concern (i.e., China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela). The regulations also restrict data brokerage agreements, investment agreements, employment agreements, and vendor agreements involving such data and countries of concern. Violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. These data transfer restrictions may create operational challenges and legal risks for our business, particularly with regard to China, where we continue to have limited operations.

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

Our primary research and development operations are located in Israel. As of March 31, 2025, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of March 31, 2025, we had employees located primarily in ten countries. Our current international operations involve, and we expect future initiatives will involve, a variety of risks, including:

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
•
unexpected changes in practices, tariffs, including recent tariffs on certain countries by the U.S. government, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions;
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

Further, the U.S. and China continue to have disagreements over political and economic issues, including a recent escalation of tensions over the trade deficit, tariff restrictions, and other non-tariff trade barriers. Any new or worsening of current political or trade controversy between the U.S. and China could adversely affect the U.S. and European economies and materially and adversely affect the market price of our ordinary shares, our business, financial position, and financial performance.

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
•
general economic conditions, including the imposition of tariffs and other non-tariff trade barriers and any global economic downturn and slow or negative growth of our markets; and
•
other events or factors, including those resulting from war, including the war between Israel, Hamas and Hezbollah, incidents of terrorism or responses to these events.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned approximately 22% of our ordinary shares outstanding as of March 31, 2025. As a result, these shareholders, acting together, will have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

In October 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Hezbollah militants conducted a series of terror attacks on civilian and military targets from the northern border of Israel. Since the commencement of these events, there have been additional active hostilities with other parties in the region. Although certain ceasefire agreements have been reached, these agreements have failed to be upheld, and military activity and hostilities continue to exist at varying levels of intensity. The situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries (including Hezbollah and Lebanon). Furthermore, the intensity and duration of Israel’s current war against Hamas, Hezbollah, and other terror organizations are difficult to predict (including with respect to the recent geopolitical changes in Syria and the involvement of other regional actors), as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may imply wider macroeconomic indications of a deterioration of Israel’s economic standing (including as the result of a downgrade in Israel’s credit rating by certain credit rating agencies), which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, the following director and officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

On March 3, 2025, Mr. Shlomi Ben Haim, our Chief Executive Officer and member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 822,565 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or June 6, 2026.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.

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

Date:	May 9, 2025	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2025	By:		/s/ Eduard Grabscheid
			Name:	Eduard Grabscheid
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)