Form 10-Q
period 2025-06-30
JFrog Ltd
filed 2025-08-08
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 116,741,766 ordinary shares, NIS 0.01 par value per share, outstanding.

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
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions, such as the imposition of tariffs and other non-tariff trade barriers, or war, such as the war between Hamas, Hezbollah, and Israel, the war between Israel and Iran, regional conflict in the Middle East, and the war in Ukraine, on our business, results of operations and financial condition;
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$51,277	$49,869
Short-term investments	560,423	472,138
Accounts receivable, net	83,016	90,712
Deferred contract acquisition costs	18,143	16,465
Prepaid expenses and other current assets	24,344	20,043
Total current assets	737,203	649,227
Property and equipment, net	5,719	5,668
Deferred contract acquisition costs, noncurrent	26,456	25,029
Operating lease right-of-use assets	13,703	14,202
Intangible assets, net	49,343	60,826
Goodwill	371,512	371,512
Other assets, noncurrent	4,249	3,442
Total assets	$1,208,185	$1,129,906
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,262	$10,649
Accrued expenses and other current liabilities	67,915	51,885
Operating lease liabilities	7,479	7,794
Deferred revenue	260,066	247,187
Total current liabilities	346,722	317,515
Deferred revenue, noncurrent	21,827	27,060
Operating lease liabilities, noncurrent	6,360	6,182
Other liabilities, noncurrent	6,822	5,623
Total liabilities	381,731	356,380
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 116,480,896 and 112,754,822 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	326	315
Additional paid-in capital	1,220,235	1,132,224
Accumulated other comprehensive income	5,739	655
Accumulated deficit	(399,846)	(359,668)
Total shareholders’ equity	826,454	773,526
Total liabilities and shareholders’ equity	$1,208,185	$1,129,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription—self-managed and SaaS	$121,071	$98,404	$237,496	$193,810
License—self-managed	6,149	4,639	12,131	9,544
Total subscription revenue	127,220	103,043	249,627	203,354
Cost of revenue:
Subscription—self-managed and SaaS	30,202	21,748	60,267	42,207
License—self-managed	—	145	116	290
Total cost of revenue—subscription	30,202	21,893	60,383	42,497
Gross profit	97,018	81,150	189,244	160,857
Operating expenses:
Research and development	47,424	37,117	90,759	72,949
Sales and marketing	55,431	45,896	108,243	89,467
General and administrative	20,134	17,264	39,183	34,204
Total operating expenses	122,989	100,277	238,185	196,620
Operating loss	(25,971)	(19,127)	(48,941)	(35,763)
Interest and other income, net	6,305	6,898	12,270	13,985
Loss before income taxes	(19,666)	(12,229)	(36,671)	(21,778)
Income tax expense	2,009	2,074	3,507	1,315
Net loss	$(21,675)	$(14,303)	$(40,178)	$(23,093)

Net loss per share, basic and diluted	$(0.19)	$(0.13)	$(0.35)	$(0.21)
Weighted-average shares used in computing net loss per share, basic and diluted	115,250,067	108,944,738	114,353,564	107,985,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(21,675)	$(14,303)	$(40,178)	$(23,093)
Other comprehensive income (loss), net of tax:
Net change in available-for-sale marketable securities, net of tax	(5)	(146)	133	(577)
Net change in derivative instruments, net of tax	6,967	(1,437)	4,951	(2,163)
Other comprehensive income (loss), net of tax	6,962	(1,583)	5,084	(2,740)
Comprehensive loss	$(14,713)	$(15,886)	$(35,094)	$(25,833)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2025	114,562,818	$320	$1,179,110	$(1,223)	$(378,171)	$800,036
Issuance of ordinary shares upon exercise of share options	354,708	1	3,121	—	—	3,122
Issuance of ordinary shares upon release of restricted share units	1,563,370	5	(5)	—	—	—
Share-based compensation expense	—	—	38,009	—	—	38,009
Other comprehensive income, net of tax	—	—	—	6,962	—	6,962
Net loss	—	—	—	—	(21,675)	(21,675)
Balance as of June 30, 2025	116,480,896	$326	$1,220,235	$5,739	$(399,846)	$826,454

	Three Months Ended June 30, 2024
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2024	108,338,295	$303	$1,006,865	$(144)	$(299,222)	$707,802
Issuance of ordinary shares upon exercise of share options	267,256	1	860	—	—	861
Issuance of ordinary shares upon release of restricted share units	1,417,284	4	(4)	—	—	—
Share-based compensation expense	—	—	28,656	—	—	28,656
Other comprehensive loss, net of tax	—	—	—	(1,583)	—	(1,583)
Net loss	—	—	—	—	(14,303)	(14,303)
Balance as of June 30, 2024	110,022,835	$308	$1,036,377	$(1,727)	$(313,525)	$721,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	112,754,822	$315	$1,132,224	$655	$(359,668)	$773,526
Issuance of ordinary shares upon exercise of share options	875,532	2	6,872	—	—	6,874
Issuance of ordinary shares upon release of restricted share units	2,569,488	8	(8)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	281,054	1	6,293	—	—	6,294
Share-based compensation expense	—	—	74,854	—	—	74,854
Other comprehensive income, net of tax	—	—	—	5,084	—	5,084
Net loss	—	—	—	—	(40,178)	(40,178)
Balance as of June 30, 2025	116,480,896	$326	$1,220,235	$5,739	$(399,846)	$826,454

	Six Months Ended June 30, 2024
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	106,114,892	$297	$968,245	$1,013	$(290,432)	$679,123
Issuance of ordinary shares upon exercise of share options	1,547,880	5	7,702	—	—	7,707
Issuance of ordinary shares upon release of restricted share units	2,182,157	6	(6)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	177,906	—	4,494	—	—	4,494
Share-based compensation expense	—	—	55,942	—	—	55,942
Other comprehensive loss, net of tax	—	—	—	(2,740)	—	(2,740)
Net loss	—	—	—	—	(23,093)	(23,093)
Balance as of June 30, 2024	110,022,835	$308	$1,036,377	$(1,727)	$(313,525)	$721,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(40,178)	$(23,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,270	7,625
Share-based compensation expense	74,854	55,942
Non-cash operating lease expense	4,273	4,219
Net amortization of premium or discount on investments	(3,031)	(3,746)
Losses (gains) on foreign exchange	(333)	354
Changes in operating assets and liabilities:
Accounts receivable	7,726	(5,555)
Prepaid expenses and other assets	(1,450)	(5,018)
Deferred contract acquisition costs	(3,105)	(1,568)
Accounts payable	19	(937)
Accrued expenses and other liabilities	9,528	2,892
Operating lease liabilities	(4,342)	(4,167)
Deferred revenue	7,646	7,218
Net cash provided by operating activities	64,877	34,166
Cash flows from investing activities:
Purchases of short-term investments	(284,142)	(255,943)
Maturities of short-term investments	200,086	247,605
Sales of short-term investments	—	98,178
Purchases of property and equipment	(1,274)	(1,573)
Net cash provided by (used in) investing activities	(85,330)	88,267
Cash flows from financing activities:
Proceeds from exercise of share options	6,874	7,707
Proceeds from employee share purchase plan	6,294	4,494
Proceeds from employee equity transactions, net of payments to tax authorities	7,929	(279)
Net cash provided by financing activities	21,097	11,922
Effect of exchange rate changes on cash, cash equivalents and restricted cash	764	(817)
Net increase in cash, cash equivalents, and restricted cash	1,408	133,538
Cash, cash equivalents, and restricted cash—beginning of period	50,627	84,777
Cash, cash equivalents, and restricted cash—end of period	$52,035	$218,315
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$51,277	$218,303
Restricted cash included in prepaid expenses and other current assets	758	12
Total cash, cash equivalents, and restricted cash	$52,035	$218,315

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2025, the Company’s condensed consolidated results of operations and shareholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the six months ended June 30, 2025.

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $6.5 million and $7.2 million for the three months ended June 30, 2025 and 2024, respectively, and $12.8 million and $14.3 million for the six months ended June 30, 2025 and 2024, respectively. Foreign exchange gains (losses) were not material for the periods presented.

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

Reclassification

Certain amounts in prior periods in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform with current period presentation.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$70,118	55%	$63,765	62%	$139,915	56%	$127,155	63%
Subscription	63,969	50	59,126	57	127,784	51	117,611	58
License	6,149	5	4,639	5	12,131	5	9,544	5
SaaS	57,102	45	39,278	38	109,712	44	76,199	37
Total subscription revenue	$127,220	100%	$103,043	100%	$249,627	100%	$203,354	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$76,175	60%	$62,333	60%	$149,100	60%	$122,991	60%
Israel	3,948	3	2,832	3	7,689	3	5,765	3
Rest of world	47,097	37	37,878	37	92,838	37	74,598	37
Total subscription revenue	$127,220	100%	$103,043	100%	$249,627	100%	$203,354	100%

Contract Balances

Of the $275.5 million and $211.2 million of deferred revenue recorded as of March 31, 2025 and 2024, respectively, the Company recognized $105.6 million and $83.6 million as revenue during the three months ended June 30, 2025 and 2024, respectively. Of the $274.2 million and $214.1 million of deferred revenue recorded as of December 31, 2024 and 2023, respectively, the Company recognized $176.6 million and $144.0 million as revenue during the six months ended June 30, 2025 and 2024, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations represent contracted revenue that has not yet been recognized. It includes deferred revenue and non-cancelable amounts that will be invoiced and recognized in future periods, and excludes usage-based fees from SaaS subscriptions in excess of minimum usage commitments from the remaining performance obligations. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $476.7 million, which consists of billed considerations of $281.9 million and unbilled considerations of $194.8 million, that the Company expects to recognize as revenue. As of June 30, 2025, the Company expects to recognize 67% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $4.7 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively, and $9.1 million and $6.4 million for the six months ended June 30, 2025 and 2024, respectively.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of June 30, 2025 and December 31, 2024, bank deposits were $133.0 million and $105.5 million, respectively.

Marketable securities consist of the following:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$2,622	$—	$—	$2,622
Commercial paper	7,835	—	(8)	7,827
Corporate debt securities	232,277	262	(55)	232,484
Municipal securities	17,099	14	(2)	17,111
Government and agency debt	167,385	61	(103)	167,343
Total marketable securities	$427,218	$337	$(168)	$427,387

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$250	$1	$—	$251
Commercial paper	7,342	5	(5)	7,342
Corporate debt securities	161,231	187	(122)	161,296
Municipal securities	17,392	22	—	17,414
Government and agency debt	180,361	172	(221)	180,312
Total marketable securities	$366,576	$387	$(348)	$366,615

The following table summarizes the Company’s marketable securities by contractual maturities:

June 30, 2025
(in thousands)
Due in 1 year or less	$274,416
Due in 1 year through 2 years	152,971
Total	$427,387

The following tables present fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	June 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$7,827	$(8)	$—	$—	$7,827	$(8)
Corporate debt securities	95,056	(55)	—	—	95,056	(55)
Municipal securities	3,550	(2)	—	—	3,550	(2)
Government and agency debt	95,219	(103)	—	—	95,219	(103)
Total	$201,652	$(168)	$—	$—	$201,652	$(168)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$2,884	$(5)	$—	$—	$2,884	$(5)
Corporate debt securities	50,856	(121)	2,007	(1)	52,863	(122)
Government and agency debt	72,746	(221)	—	—	72,746	(221)
Total	$126,486	$(347)	$2,007	$(1)	$128,493	$(348)

As of June 30, 2025 and December 31, 2024, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2025
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$19,321	$19,321	$—
Cash equivalents	19,321	19,321	—
Certificates of deposit	2,622	—	2,622
Commercial paper	7,827	—	7,827
Corporate debt securities	232,484	—	232,484
Municipal securities	17,111	—	17,111
Government and agency debt	167,343	—	167,343
Marketable securities	427,387	—	427,387
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	5,569	—	5,569
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	874	—	874
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$453,163	$19,321	$433,842
Financial Liabilities:
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	$131	$—	$131
Total financial liabilities	$131	$—	$131

	December 31, 2024
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$19,218	$19,218	$—
Cash equivalents	19,218	19,218	—
Certificates of deposit	251	—	251
Commercial paper	7,342	—	7,342
Corporate debt securities	161,296	—	161,296
Municipal securities	17,414	—	17,414
Government and agency debt	180,312	—	180,312
Marketable securities	366,615	—	366,615
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	846	—	846
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	4	—	4
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$386,695	$19,218	$367,477
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$228	$—	$228
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	83	—	83
Total financial liabilities	$311	$—	$311

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its restricted deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of June 30, 2025 and December 31, 2024, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$75,148	$84,156
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	31,393	16,737
Total derivative instruments	$106,541	$100,893

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

The gains (losses) on foreign currency contracts were presented on the Condensed Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$80	$(10)	$104	$10	$—	$—	$—	$—
Research and development	659	(93)	830	94	—	—	—	—
Sales and marketing	132	(21)	172	25	—	—	—	—
General and administrative	177	(25)	225	26	—	—	—	—
Interest and other income, net	—	—	—	—	1,275	(339)	1,019	(562)
Total gains (losses) recognized in earnings	$1,048	$(149)	$1,331	$155	$1,275	$(339)	$1,019	$(562)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred gains in AOCI as of June 30, 2025 are expected to be recognized as cost of revenue or operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Computer and software	$11,973	$10,494
Furniture and office equipment	3,317	3,296
Leasehold improvements	5,941	5,911
Property and equipment, gross	21,231	19,701
Less: accumulated depreciation and amortization	(15,512)	(14,033)
Property and equipment, net	$5,719	$5,668

Depreciation and amortization expense was $0.9 million for the three months ended June 30, 2025 and 2024, and $1.8 million for the six months ended June 30, 2025 and 2024.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation and benefits	$38,684	$32,863
Accrued expenses	29,231	19,022
Accrued expenses and other current liabilities	$67,915	$51,885

8. Intangible Assets, Net

Intangible assets consisted of the following as of June 30, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$89,962	$(42,148)	$47,814	3.5
Customer relationships	8,174	(6,645)	1,529	1.9
Total	$98,136	$(48,793)	$49,343

Intangible assets consisted of the following as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$92,762	$(35,836)	$56,926	3.8
Customer relationships	9,374	(5,474)	3,900	1.4
Total	$102,136	$(41,310)	$60,826

Gross carrying amount and accumulated amortization of fully amortized intangibles are removed from the preceding tables. Amortization expenses for intangible assets were $5.7 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively, and $11.5 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively.

The expected future amortization expenses by year related to the intangible assets as of June 30, 2025 are as follows:

June 30, 2025
(in thousands)
Year Ending December 31,
2025 (Remainder)	$9,435
2026	14,974
2027	10,117
2028	9,733
2029	5,084
Total	$49,343

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through September 2030.

Components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$2,278	$2,275	$4,512	$4,550
Short-term lease cost	243	213	491	389
Variable lease cost	303	115	602	218
Total operating lease cost	$2,824	$2,603	$5,605	$5,157

Supplementary cash flow information related to operating leases was as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash paid for operating leases	$4,581	$4,499
ROU assets obtained in exchange for operating lease liabilities	$3,774	$164

As of June 30, 2025, the weighted-average discount rate is 4.6% and the weighted-average remaining term is 2.5 years. Maturities of the Company’s operating lease liabilities as of June 30, 2025 were as follows:

June 30, 2025
(in thousands)
Year Ending December 31,
2025 (Remainder)	$4,369
2026	5,905
2027	2,392
2028	889
2029	760
Thereafter	550
Total operating lease payments	14,865
Less: imputed interest	(1,026)
Total operating lease liabilities	$13,839

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of June 30, 2025, the Company had outstanding non-cancelable purchase obligations with a remaining term of 12 months or longer as follows:

June 30, 2025
(in thousands)
Year Ending December 31,
2025 (Remainder)	$12,327
2026	30,682
2027	30,532
2028	6,607
Total	$80,148

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

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2024	3,106,267	$10.45	4.0	$60,491
Exercised	(875,532)	$7.85		$27,046
Forfeited or expired	(150,650)	$34.95
Balance as of June 30, 2025	2,080,085	$9.77	3.6	$71,398
Exercisable as of June 30, 2025	2,053,885	$9.51	3.5	$70,938

Restricted Share Units

A summary of restricted share units (“RSU”) activity under the Company’s equity incentive plan and related information is as follows, including performance-based RSUs:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	11,081,208	$30.11
Granted (1)	2,154,827	$36.75
Vested	(2,569,488)	$30.44
Forfeited	(732,715)	$31.68
Unvested as of June 30, 2025	9,933,832	$31.35

_________________________________________

(1) Includes 290,538 ordinary shares underlying performance-based RSUs with market conditions with a weighted average grant date fair value of $36.53 per ordinary share based on the Monte Carlo simulation model.

The total release date fair value of RSUs was $104.0 million during the six months ended June 30, 2025.

Employee Share Purchase Plan

Effective January 1, 2025, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 1,127,548 shares pursuant to the terms of ESPP.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

June 30, 2025
Outstanding share options	2,080,085
Outstanding RSUs	9,933,832
Issuable ordinary shares related to business combination	754,360
Shares available for future issuance under the 2020 Plan	20,440,105
Shares available for future issuance under ESPP	5,831,327
Total ordinary shares reserved	39,039,709

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Condensed Consolidated Statements of Operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,209	$3,247	$8,410	$6,339
Research and development	14,186	10,175	28,163	19,842
Sales and marketing	13,357	10,440	26,087	20,253
General and administrative	6,257	4,794	12,194	9,508
Total share-based compensation expense	$38,009	$28,656	$74,854	$55,942

As of June 30, 2025, unrecognized share-based compensation cost related to unvested share-based compensation awards was $287.1 million, which is expected to be recognized over a weighted-average period of 2.5 years. Additionally, unrecognized share-based compensation cost related to the acquisition holdback arrangement was $18.1 million, which will be recognized over 2.0 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Gains on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2024	$37	$618	$655
Other comprehensive income before reclassifications	152	6,282	6,434
Net realized gains reclassified from AOCI	(19)	(1,331)	(1,350)
Other comprehensive income	133	4,951	5,084
Balance as of June 30, 2025	$170	$5,569	$5,739

	Net Unrealized Losses on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2023	$(124)	$1,137	$1,013
Other comprehensive loss before reclassifications	(553)	(2,008)	(2,561)
Net realized gains reclassified from AOCI	(24)	(155)	(179)
Other comprehensive loss	(577)	(2,163)	(2,740)
Balance as of June 30, 2024	$(701)	$(1,026)	$(1,727)

13. Income Taxes

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in its valuation allowance. Income tax expense was $2.0 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, and $3.5 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. The income tax expense for the periods consisted primarily of income taxes related to the Company’s operations in the United States.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during six months ended June 30, 2025, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Gross unrecognized tax benefits were $6.1 million as of June 30, 2025 and December 31, 2024. As of June 30, 2025, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The OBBBA includes significant changes to the U.S. tax law, including the extension and modification of several key provisions of the Tax Cuts & Jobs Act. The Company does not expect the OBBBA to have a material impact on its consolidated financial statements.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(21,675)	$(14,303)	$(40,178)	$(23,093)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	115,250,067	108,944,738	114,353,564	107,985,044
Net loss per share, basic and diluted	$(0.19)	$(0.13)	$(0.35)	$(0.21)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding share options	2,280,321	3,676,090	2,572,767	4,109,787
Unvested RSUs	10,662,705	10,036,118	10,856,784	10,054,824
Share purchase rights under the ESPP	193,085	132,704	220,208	146,629
Issuable ordinary shares related to business combination	754,360	—	754,360	—
Total	13,890,471	13,844,912	14,404,119	14,311,240

15. Segment Information

The Company operates in one operating and reportable segment. The following table summarizes the Company’s segment revenue, significant segment expenses, and segment net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$127,220	$103,043	$249,627	$203,354
Less:
Compensation expense (1)	69,123	57,006	134,490	113,292
Share-based compensation expense	38,009	28,656	74,854	55,942
Other segment items (2)	41,763	31,684	80,461	57,213
Net loss	$(21,675)	$(14,303)	$(40,178)	$(23,093)

_________________________________________

(1) Compensation expense includes employee salaries, commissions, performance bonuses, payroll taxes, benefits, and outsourced labor costs.

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

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	June 30, 2025	December 31, 2024
	(in thousands)
United States	$4,688	$5,897
Israel	8,991	10,846
India	5,387	2,895
Rest of world	356	232
Total long-lived assets	$19,422	$19,870

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 45% and 44% of our total revenue for the three and six months ended June 30, 2025, respectively, compared to 38% and 37% for the corresponding periods in 2024, respectively.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 55% of our total revenue for the three and six months ended June 30, 2025, compared to approximately 50% and 49% for the corresponding periods in 2024, respectively. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We generated revenue of $127.2 million and $103.0 million for the three months ended June 30, 2025 and 2024, respectively, representing 23% growth, and $249.6 million and $203.4 million for the six months ended June 30, 2025 and 2024, respectively, representing 23% growth. We have continued to invest in our business and had a net loss of $21.7 million and $14.3 million for the three months ended June 30, 2025 and 2024, respectively, and $40.2 million and $23.1 million for the six months ended June 30, 2025 and 2024, respectively.

Middle East Conflict

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against these terrorist organizations. Since the commencement of these events, there have been additional active hostilities with other parties in the region, including escalating tensions and direct confrontations between Israel and Iran and its proxies. Although certain ceasefire agreements have been reached, these agreements have failed to be upheld, and military activity and hostilities continue to exist at varying levels of intensity. The situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries (including Hezbollah and Lebanon). Additionally, the current political situation in Syria may create further geopolitical instability in the region.

Although we are domiciled in Israel, we are a global, cloud-based company with operations spanning numerous countries and redundant infrastructure and code located outside of Israel. We have activated and maintained a comprehensive three-pillar business continuity plan and have taken the necessary steps, which we believe are in line with such plan, in an effort to ensure that our operations and service to our customers remain consistent. The first pillar is our internal plan focused on the safety of our employees in Israel and maintaining internal communication channels. The second pillar revolves around technology to support the continuity of our services, security, cyber defense, and research and development. The third pillar is dedicated to our external-facing activities to promote the continuity of customer engagements, support, and external communication. While certain of our employees and consultants have been called into military service, there has been no major interruption or material adverse impact on our operating results as of the date of this Quarterly Report on Form 10-Q. We will continue to monitor the situation as it progresses.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of June 30, 2025 and 2024, our net dollar retention rate was 118%. We expect our net dollar retention rate to remain relatively stable, with minor fluctuations around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of June 30, 2025, 1,076 of our customers had ARR of $100,000 or more, increasing from

1,018 customers as of December 31, 2024. We had 61 customers with ARR of at least $1.0 million as of June 30, 2025, increasing from 52 customers as of December 31, 2024.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$64,877	$34,166
Less: purchases of property and equipment	(1,274)	(1,573)
Free cash flow	$63,603	$32,593
Net cash provided by (used in) investing activities	$(85,330)	$88,267
Net cash provided by financing activities	$21,097	$11,922

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$121,071	$98,404	$237,496	$193,810
License—self-managed	6,149	4,639	12,131	9,544
Total subscription revenue	127,220	103,043	249,627	203,354
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	30,202	21,748	60,267	42,207
License—self-managed(2)	—	145	116	290
Total cost of revenue—subscription	30,202	21,893	60,383	42,497
Gross profit	97,018	81,150	189,244	160,857
Operating expenses:
Research and development(1)(3)	47,424	37,117	90,759	72,949
Sales and marketing(1)(2)(3)	55,431	45,896	108,243	89,467
General and administrative(1)(3)	20,134	17,264	39,183	34,204
Total operating expenses	122,989	100,277	238,185	196,620
Operating loss	(25,971)	(19,127)	(48,941)	(35,763)
Interest and other income, net	6,305	6,898	12,270	13,985
Loss before income taxes	(19,666)	(12,229)	(36,671)	(21,778)
Income tax expense	2,009	2,074	3,507	1,315
Net loss	$(21,675)	$(14,303)	$(40,178)	$(23,093)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,209	$3,247	$8,410	$6,339
Research and development	14,186	10,175	28,163	19,842
Sales and marketing	13,357	10,440	26,087	20,253
General and administrative	6,257	4,794	12,194	9,508
Total share-based compensation expense	$38,009	$28,656	$74,854	$55,942

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,497	$2,386	$8,996	$4,772
Cost of revenue: license—self-managed	—	145	116	290
Sales and marketing	1,169	358	2,371	716
Total amortization expense of acquired intangible assets	$5,666	$2,889	$11,483	$5,778

(3) Includes acquisition-related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$—	$4	$—	$8
Research and development	1,160	489	2,340	977
Sales and marketing	474	32	937	64
General and administrative	17	674	32	676
Total acquisition-related costs	$1,651	$1,199	$3,309	$1,725

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription—self-managed and SaaS	95%	95%	95%	95%
License—self-managed	5	5	5	5
Total subscription revenue	100	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	24	21	24	21
License—self-managed	—	—	—	—
Total cost of revenue—subscription	24	21	24	21
Gross profit	76	79	76	79
Operating expenses:
Research and development	37	36	36	36
Sales and marketing	43	45	44	44
General and administrative	16	17	16	17
Total operating expenses	96	98	96	97
Operating loss	(20)	(19)	(20)	(18)
Interest and other income, net	5	7	5	7
Loss before income taxes	(15)	(12)	(15)	(11)
Income tax expense	2	2	1	—
Net loss	(17)%	(14)%	(16)%	(11)%

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$121,071	$98,404	$22,667	23%
License—self-managed	6,149	4,639	1,510	33%
Total subscription revenue	$127,220	$103,043	$24,177	23%

The increase in total subscription revenue for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 consisted of approximately $20.8 million in growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$30,202	$21,748	$8,454	39%
License—self-managed	—	145	(145)	(100)%
Total cost of revenue—subscription	$30,202	$21,893	$8,309	38%
Gross margin	76%	79%

Total cost of revenue increased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to an increase of $2.9 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions, an increase of $2.0 million in intangible amortization mainly as a result of our acquisition in July 2024, an increase of $1.7 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.0 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin decreased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a continuous shift in our revenue mix towards SaaS subscriptions, which incur higher hosting costs, and intangible amortization as discussed above.

Operating Expenses

Research and Development

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$47,424	$37,117	$10,307	28%

Research and development expense increased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to an increase of $4.5 million in personnel-related expenses mainly as a result of increased headcount and an increase of $4.0 million in share-based compensation expense.

Sales and Marketing

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$55,431	$45,896	$9,535	21%

Sales and marketing expense increased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to an increase of $2.9 million in share-based compensation expense, an increase of $2.4 million in personnel-related expenses mainly as a result of increased headcount, an increase of $1.6 million in commission expense, and an increase of $1.5 million in allocated overhead costs.

General and Administrative

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$20,134	$17,264	$2,870	17%

General and administrative expense increased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to an increase of $1.5 million in share-based compensation expense and an increase of $1.1 million in personnel-related expenses mainly as a result of increased headcount

Share-based Compensation Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$4,209	$3,247	$962	30%
Research and development	14,186	10,175	4,011	39%
Sales and marketing	13,357	10,440	2,917	28%
General and administrative	6,257	4,794	1,463	31%
Total share-based compensation expense	$38,009	$28,656	$9,353	33%

Share-based compensation expenses increased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to grants to new and existing employees. Additionally, during the three months ended June 30, 2025, we recognized $2.7 million in share-based compensation expense mostly in research and development, related to acquisition holdback ordinary shares and replacement RSUs.

Interest and Other Income, Net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$6,305	$6,898	$(593)	(9)%

Interest and other income, net decreased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to lower interest income on deposits and marketable securities as a result of lower interest rates.

Income Tax Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$2,009	$2,074	$(65)	(3)%
Effective income tax rate	(10)%	(17)%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$237,496	$193,810	$43,686	23%
License—self-managed	12,131	9,544	2,587	27%
Total subscription revenue	$249,627	$203,354	$46,273	23%

The increase in total subscription revenue for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 consisted of approximately $40.6 million in growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$60,267	$42,207	$18,060	43%
License—self-managed	116	290	(174)	(60)%
Total cost of revenue—subscription	$60,383	$42,497	$17,886	42%
Gross margin	76%	79%

Total cost of revenue increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to an increase of $6.8 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions, an increase of $4.1 million in intangible amortization mainly as a result of our acquisition in July 2024, an increase of $3.2 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $2.1 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin decreased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a continuous shift in our revenue mix towards SaaS subscriptions, which incur higher hosting costs, and intangible amortization as discussed above.

Operating Expenses

Research and Development

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$90,759	$72,949	$17,810	24%

Research and development expense increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to an increase of $8.3 million in share-based compensation expense, an increase of $6.6 million in personnel-related expenses mainly as a result of increased headcount, and an increase of $1.3 million in acquisition-related compensation expense associated with the holdback and retention arrangements.

Sales and Marketing

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$108,243	$89,467	$18,776	21%

Sales and marketing expense increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to an increase of $5.8 million in share-based compensation expense, an increase of $4.3 million in personnel-related expenses mainly as a result of increased headcount, an increase of $3.5 million in commission expense, and an increase of $3.0 million in allocated overhead costs.

General and Administrative

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$39,183	$34,204	$4,979	15%

General and administrative expense increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to an increase of $2.7 million in share-based compensation expense and an increase of $2.0 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$8,410	$6,339	$2,071	33%
Research and development	28,163	19,842	8,321	42
Sales and marketing	26,087	20,253	5,834	29
General and administrative	12,194	9,508	2,686	28
Total share-based compensation expense	$74,854	$55,942	$18,912	34%

Share-based compensation expenses increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to grants to new and existing employees. Additionally, during the six months ended June 30, 2025, we recognized $5.3 million in share-based compensation expense mostly in research and development, related to acquisition holdback ordinary shares and replacement RSUs.

Interest and Other Income, Net

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$12,270	$13,985	$(1,715)	(12)%

Interest and other income, net decreased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower interest income on deposits and marketable securities as a result of lower interest rates.

Income Tax Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$3,507	$1,315	$2,192	167%
Effective income tax rate	(10)%	(6)%

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

As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $611.7 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$64,877	$34,166
Net cash provided by (used in) investing activities	$(85,330)	$88,267
Net cash provided by financing activities	$21,097	$11,922

Operating Activities

Net cash provided by operating activities of $64.9 million for the six months ended June 30, 2025 was related to our net loss of $40.2 million adjusted for non-cash charges of $89.0 million, including share-based compensation expense of $74.9 million and depreciation and amortization expense of $13.3 million, and changes in our operating assets and liabilities of $16.0 million. Changes in our operating assets and liabilities were primarily related to an increase of $9.5 million in accrued expense and other liabilities mainly due to accrued compensation and benefits and accrued acquisition-related compensation, a decrease of $7.7 million in accounts receivable due to timing of collection, and an increase of $7.6 million in deferred revenue. The inflows were partially offset by a decrease of $4.3 million in operating lease liabilities as a result of payments, and an increase of $3.1 million in deferred contract acquisition costs. The increases in deferred revenue and deferred contract acquisition costs were driven by higher sales.

Net cash provided by operating activities of $34.2 million for the six months ended June 30, 2024 was related to our net loss of $23.1 million adjusted for non-cash charges of $64.4 million, including share-based compensation expense of $55.9 million and depreciation and amortization expense of $7.6 million, and net cash outflow of $7.1 million from changes in our operating assets and liabilities. The changes in our operating assets and liabilities were primarily related to an increase of $5.6 million in accounts receivable, an increase of $5.0 million in prepaid expense and other assets due to timing of payments, and a decrease of $4.2 million in operating lease liabilities as a result of payments. The outflows were partially offset by an increase of $7.2 million in deferred revenue. The increases in accounts receivable and deferred revenue were driven by higher sales.

Investing Activities

Net cash used in investing activities of $85.3 million for the six months ended June 30, 2025 consisted primarily of net purchases of short-term investments of $84.1 million.

Net cash provided by investing activities of $88.3 million for the six months ended June 30, 2024 consisted primarily of the net proceeds from maturities and sales of short-term investments of $89.8 million.

Financing Activities

Net cash provided by financing activities of $21.1 million for the six months ended June 30, 2025 consisted of net proceeds from employee equity transactions to be remitted to tax authorities of $7.9 million, proceeds from exercise of share options of $6.9 million, and proceeds from employee share purchases under our ESPP of $6.3 million.

Net cash provided by financing activities of $11.9 million for the six months ended June 30, 2024 consisted primarily of proceeds from exercise of share options of $7.7 million and proceeds from employee share purchases under our ESPP of $4.5 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of June 30, 2025:

		Payments Due by Period
	Total	2025 (Remainder)	2026 and Thereafter
	(in thousands)
Operating lease obligations	$14,865	$4,369	$10,496
Purchase obligations	80,148	12,327	67,821
Total	$95,013	$16,696	$78,317

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the six months ended June 30, 2025.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. Our functional currency is the U.S. dollar. Substantially all of our sales are denominated in U.S. dollars, and therefore our revenue is not subject to significant foreign currency risk. However, a significant portion of our operating costs in Israel, consisting principally of salaries and related personnel expenses, and operating lease and facility expenses are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Further, we anticipate that a material portion of our expenses will continue to be denominated in NIS.

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three and six months ended June 30, 2025.

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

As of June 30, 2025, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A hypothetical 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of June 30, 2025.

Interest Rate Risk

As of June 30, 2025, we had cash and cash equivalents of $51.3 million, and short-term investments of $560.4 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of June 30, 2025.

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

Summary of Risk Factors

Investing in our ordinary shares involves a high degree of risk because our business is subject to numerous risks and uncertainties, including those outside of our control that could cause our actual results to be harmed, including, but not limited to, risks related to:

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
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions, such as the imposition of tariffs and other non-tariff trade barriers, or war, such as the war between Hamas, Hezbollah, and Israel, and the war between Israel and Iran, regional conflict in the Middle East, and the war in Ukraine, on our business, results of operations and financial condition;
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

We have experienced significant growth and increased demand for our products over time. Our total revenues for the three months ended June 30, 2025 and 2024 were $127.2 million and $103.0 million, respectively, representing 23% growth, and $249.6 million and $203.4 million for the six months ended June 30, 2025 and 2024, respectively, representing 23% growth. Our employee headcount has also increased from approximately 1,400 as of December 31, 2023 to approximately 1,600 as of December 31, 2024. We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of June 30, 2025, 1,076 of our customers had ARR of $100,000 or more, increasing from 1,018 customers as of December 31, 2024, and 61 of our customers had ARR of $1,000,000 or more, increasing from 52 customers as of December 31, 2024. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

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

As noted above, our total revenues for the three and six months ended June 30, 2025 both grew by 23%, compared to the corresponding prior year periods. You should not rely on the results of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, market consolidation, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, the protracted conflict in the Middle East, the imposition of tariffs and other non-tariff trade barriers, and global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our ordinary shares could be adversely affected.

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
•
fluctuations in foreign currency exchange rates; and
•
the impact of political uncertainty or unrest, including the Russia-Ukraine war, the war between Israel, Hamas and Hezbollah, the war between Israel and Iran, the regional conflict in the Middle East, other areas of geopolitical tension around the world, including Syria, or the worsening of such conflicts or tensions and any related global economic disruptions, including as a result of the imposition of tariffs and other non-tariff trade barriers.

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

The markets for our products are maturing in ways we may be unable to anticipate accurately. Accordingly, it is difficult to predict customer adoption and renewals and demand for our platform and our products, the entry of competitive products, the success of existing competitive products, or the future growth rate, expansion, longevity, and the size of the DevOps, DevSecOps, MLOps, and software release management software markets. The expansion of, and our ability to penetrate, these evolving markets depends on a number of factors, including, but not limited to, the cost, performance, and perceived value associated with DevOps, DevSecOps, and MLOps technologies, as well as the ability of DevOps workflows to improve critical steps in the lifecycle of software, including managing software security. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including our platform and products, may be negatively affected. If DevOps, DevSecOps, MLOps, and software release management software do not continue to achieve market acceptance, or there is a reduction in demand caused by decreased customer acceptance, technological challenges, weakening economic conditions, privacy, data protection and data security concerns, governmental regulation, competing technologies and products, or decreases in information technology or other spending, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which could adversely affect our business, financial condition, and results of operations.

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

As part of our business strategy, and to keep pace with technological and competitive developments, we may acquire or make investments in the acquisition of complementary businesses, technologies, services, products, and other assets that expand the products that we can offer our customers. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business. For example, in July 2024, we acquired Qwak, a privately-held AI development platform company, and in 2021, we acquired both Vdoo Connected Trust Ltd. (“Vdoo”), a privately-held security company, and Upswift Ltd., a privately-held cloud-based platform company and creator of connected device management software for developers. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, including retaining employees of the acquired company, or the technologies associated with such acquisitions, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully.

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

AI technology also may be the subject of new or modified legal and regulatory obligations. For example, the EU AI Act (the “AI Act”), entered into force on August 1, 2024 with some obligations, like those related to certain AI practices and AI literacy, effective February 2, 2025. Additional requirements will apply incrementally beginning August 2, 2025 and will place significant obligations on providers and users of AI. Under the AI Act, fines can reach up to €35 million or 7% of global income. The AI Act may impact the incorporation of AI technologies into our offerings and business in Europe. Other countries, including the U.S. at both the state and federal level, are increasingly looking to regulate AI. For example, several AI bills have been introduced in Congress and in state legislatures. We may not be able to anticipate how to respond to rapidly evolving legal frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI and machine learning technologies are not consistent across jurisdictions. New laws, decisions, and guidance regarding AI technologies may limit our ability to use AI models, or require us to make changes to our operations or products, which would result in an increase to operating costs and hinder our ability to improve our products. Accordingly, it is not possible to predict all of the risks related to the use of AI and machine learning technologies that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and machine learning technologies may adversely affect our ability to use or sell these technologies or subject us to legal liability.

Uncertainty regarding new and emerging AI technologies, such as agentic AI, generative AI, and advances in machine learning, may require us to incur costly additional expenses to research and integrate AI technologies into our future product offerings and our internal systems. Additionally, AI may create content that appears correct, but is factually inaccurate, biased, insufficient, poor quality, flawed, or contain other errors or inadequacies, any of which may not be easily detectable. AI and machine learning technologies have been known to produce false or hallucinatory inferences or outputs. Our use of AI technologies may expose us to additional claims, demands, and proceedings by private parties, customers, and regulatory authorities and subject us to legal liability as well as brand and reputational harm, confidentiality or security risks, competitive harm, ethical and social concerns, or other complications that could adversely affect our business, reputation, or financial results. If we do not have sufficient rights to use the output of such AI and machine learning tools, or other data or content on which the AI and machine learning tools we use rely, we also may incur liability by violation of applicable laws and regulations, third-party intellectual property or other rights, or contracts to which we are a party.

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

Despite our efforts, our systems and those of our vendors, service providers, and strategic partners also are potentially vulnerable to computer malware, malicious access or delivery of ransomware or other malicious software to our customers, AI risks, viruses, computer hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, unauthorized access, exploitation of bugs, defects, and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, failures, security breaches and incidents, inadvertent or intentional actions by our employees, contractors, consultants, partners, and/or other third parties, and other real or perceived cyberattacks. Our risks of cyberattacks and other sources of security breaches and incidents, and those faced by our vendors, service providers, and strategic partners, may be heightened in connection with the war between Israel, Hamas and Hezbollah, the war between Israel and Iran, the regional conflict in the Middle East, the war between Russia and Ukraine, and other associated geopolitical tensions and regional instability. Any of these incidents or any compromise of our security or any unauthorized access to or breaches of the security of our or our service providers’ systems or data processing tools or processes, or of our platform and product offerings, as a result of third-party action, employee error, vulnerabilities, defects or bugs, malfeasance, or otherwise, could result in unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification, or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information, or a risk to the security of our or our customers’ systems. We, our vendors, service providers, and strategic partners may be unable to anticipate these techniques and vulnerabilities, react, remediate, or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures.

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

There are increasing restrictions in the United States on certain personal sensitive data transfers involving foreign countries. Executive Order 14117, effective April 8, 2025, prohibits data transfer of personal identifiers, precise geolocation data, biometric identifiers, health data, and financial data over a certain bulk threshold to identified countries of concern (i.e., China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela). The regulations also restrict data brokerage agreements, investment agreements, employment agreements, and vendor agreements involving such data and countries of concern. Violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. These data transfer restrictions may create operational challenges and legal risks for our business, particularly with regard to China, where we continue to have limited operations.

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

Our primary research and development operations are located in Israel. As of June 30, 2025, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of June 30, 2025, we had employees located primarily in eleven countries. Our current international operations involve, and we expect future initiatives will involve, a variety of risks, including:

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
•
changes in a specific country’s or region’s political or economic conditions, such as the war between Israel, Hamas and Hezbollah, the war between Israel and Iran, the regional conflict in the Middle East, the war between Russia and Ukraine and associated geopolitical tensions, as well as economic sanctions the U.S., the EU, and other countries have imposed on Russia and certain of its allies and the impact of the foregoing on the global economy;

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
•
general economic conditions, including the imposition of tariffs and other non-tariff trade barriers and any global economic downturn and slow or negative growth of our markets; and
•
other events or factors, including those resulting from war, including the war between Israel, Hamas and Hezbollah, the war between Israel and Iran, and incidents of terrorism or responses to these events.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned approximately 21% of our ordinary shares outstanding as of June 30, 2025. As a result, these shareholders, acting together, will have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

Because a material part of our research and development is conducted in Israel and certain members of our board of directors and management (as well as more than half of our employees and consultants) are located in Israel, our business and operations could be affected by economic, political, geopolitical, and military conditions in Israel, including Israel’s conflicts with Hamas and other parties in the Middle East, as well as political and economic instability. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region.

In October 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Hezbollah militants conducted a series of terror attacks on civilian and military targets from the northern border of Israel. Since the commencement of these events, there have been additional active hostilities with other parties in the region, including Iran and its proxies. Although certain ceasefire agreements have been reached, these agreements have failed to be upheld, and military activity and hostilities continue to exist at varying levels of intensity. The situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries (including Hezbollah and Lebanon). Furthermore, the intensity and duration of Israel’s current war against Hamas, Hezbollah, Iran, and other terror organizations are difficult to predict (including with respect to the recent geopolitical changes in Syria and the involvement of other regional actors), as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may imply wider macroeconomic indications of a deterioration of Israel’s economic standing (including as the result of a downgrade in Israel’s credit rating by certain credit rating agencies), which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

In June 2025, Israel and Iran engaged in direct military conflict, resulting in missile and drone attacks on Israeli cities and heightened regional instability. The situation remains unpredictable and may further impact our operations.

Certain of our employees and consultants in Israel have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts. Such employees may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations. In addition, military reservists in Israel are expected to perform long reserve duty service in the coming years, which could further impact our operations.

Certain countries, companies, and organizations participate in a boycott of Israeli companies, and there have been increased efforts recently to cause companies and consumers to boycott Israeli goods and services or restrict business with Israel. Any boycott, restrictive laws, policies, or practices directed towards Israel, Israeli businesses, or Israeli citizens could, individually or in the aggregate, have a material adverse effect on our business. In January 2024, the International Court of Justice, or ICJ, issued an interim ruling against Israel, which could have a material adverse effect on our business. In November 2024, the International Criminal Court issued arrest warrants for Israeli leaders. There are concerns that companies and businesses will terminate, and may have already terminated, certain commercial relationships with Israeli companies following the ICJ decision. Additionally, proposed changes to Israel's judicial system may lead to political instability or civil unrest, adversely affecting our business, results of operations, and ability to raise additional funds if needed.

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

The impact of the war between Israel, Hamas and Hezbollah, the war between Israel and Iran, and regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world, including the related global economic disruptions, remains uncertain at this time, and could harm or continue to harm our business and results of operations.

The war between Israel, Hamas and Hezbollah, the war between Israel and Iran, and regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world continue to impact worldwide economic activity and financial markets. As a result, we could experience disruptions in our business or the business of our partners, customers, or the economy as a whole, any of which could adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

The extent and continued impact of the war between Israel, Hamas and Hezbollah, the war between Israel and Iran, the regional conflict in the Middle East, the Russia-Ukraine war, and related global economic disruptions on our operational and financial condition will depend on certain developments, including: government responses to the wars; the impact of the wars on our customers and our sales cycles; their impacts on customer, industry, or technology-based community events; and their effect on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the war between Israel, Hamas and Hezbollah, the war between Israel and Iran, the regional conflict in the Middle East, the Russia-Ukraine war, and other areas of geopolitical tension around the world, and any actions taken by governmental authorities and other third parties in response may also affect our future performance.

As of the date of this Quarterly Report on Form 10-Q, the full impact of the war between Israel, Hamas and Hezbollah, the war between Israel and Iran, the regional conflict in the Middle East, the war between Russia and Ukraine, and related global economic disruptions on our financial condition and results of operations remains uncertain. Furthermore, because of our subscription-based business model, the impact of these factors may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, the following director and officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

On May 16, 2025, Mr. Eduard Grabscheid, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 98,842 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or June 30, 2026.

On May 29, 2025, Ms. Yvonne Wassenaar, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 10,172 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or June 5, 2026.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2025.

ITEM 6. EXHIBITS

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Compensation Policy for Executive Officers and Directors
10.2+	Non-Employee Director Compensation Policy
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date:	August 8, 2025	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2025	By:		/s/ Eduard Grabscheid
			Name:	Eduard Grabscheid
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)