Form 10-Q
period 2025-09-30
JFrog Ltd
filed 2025-11-07
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 118,312,834 ordinary shares, NIS 0.01 par value per share, outstanding.

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
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions, such as the imposition of tariffs and other non-tariff trade barriers, or war, including conflicts in the Middle East, as well as the war in Ukraine, on our business, results of operations and financial condition;
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$78,355	$49,869
Short-term investments	572,703	472,138
Accounts receivable, net	104,404	90,712
Deferred contract acquisition costs	19,593	16,465
Prepaid expenses and other current assets	25,115	20,043
Total current assets	800,170	649,227
Property and equipment, net	5,692	5,668
Deferred contract acquisition costs, noncurrent	28,562	25,029
Operating lease right-of-use assets	11,148	14,202
Intangible assets, net	44,581	60,826
Goodwill	371,512	371,512
Other assets, noncurrent	3,867	3,442
Total assets	$1,265,532	$1,129,906
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,221	$10,649
Accrued expenses and other current liabilities	62,306	51,885
Operating lease liabilities	7,056	7,794
Deferred revenue	281,029	247,187
Total current liabilities	367,612	317,515
Deferred revenue, noncurrent	27,751	27,060
Operating lease liabilities, noncurrent	4,092	6,182
Other liabilities, noncurrent	6,659	5,623
Total liabilities	406,114	356,380
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 118,304,341 and 112,754,822 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	331	315
Additional paid-in capital	1,269,810	1,132,224
Accumulated other comprehensive income	5,554	655
Accumulated deficit	(416,277)	(359,668)
Total shareholders’ equity	859,418	773,526
Total liabilities and shareholders’ equity	$1,265,532	$1,129,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription—self-managed and SaaS	$128,892	$103,487	$366,388	$297,297
License—self-managed	8,015	5,569	20,146	15,113
Total subscription revenue	136,907	109,056	386,534	312,410
Cost of revenue:
Subscription—self-managed and SaaS	30,900	27,156	91,167	69,363
License—self-managed	—	135	116	425
Total cost of revenue—subscription	30,900	27,291	91,283	69,788
Gross profit	106,007	81,765	295,251	242,622
Operating expenses:
Research and development	51,167	42,996	141,926	115,945
Sales and marketing	55,969	50,956	164,212	140,423
General and administrative	20,461	17,733	59,644	51,937
Total operating expenses	127,597	111,685	365,782	308,305
Operating loss	(21,590)	(29,920)	(70,531)	(65,683)
Interest and other income, net	6,677	5,705	18,947	19,690
Loss before income taxes	(14,913)	(24,215)	(51,584)	(45,993)
Income tax expense (benefit)	1,518	(1,270)	5,025	45
Net loss	$(16,431)	$(22,945)	$(56,609)	$(46,038)

Net loss per share, basic and diluted	$(0.14)	$(0.21)	$(0.49)	$(0.42)
Weighted-average shares used in computing net loss per share, basic and diluted	117,263,245	110,771,942	115,334,116	108,920,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(16,431)	$(22,945)	$(56,609)	$(46,038)
Other comprehensive income (loss), net of tax:
Net change in available-for-sale marketable securities, net of tax	371	1,588	504	1,011
Net change in derivative instruments, net of tax	(556)	593	4,395	(1,570)
Other comprehensive income (loss), net of tax	(185)	2,181	4,899	(559)
Comprehensive loss	$(16,616)	$(20,764)	$(51,710)	$(46,597)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2025	116,480,896	$326	$1,220,235	$5,739	$(399,846)	$826,454
Issuance of ordinary shares upon exercise of share options	287,762	1	3,096	—	—	3,097
Issuance of ordinary shares upon release of restricted share units	1,100,943	3	(3)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	183,286	—	5,623	—	—	5,623
Issuance of ordinary shares related to business combination	251,454	1	(1)	—	—	—
Share-based compensation expense	—	—	40,860	—	—	40,860
Other comprehensive loss, net of tax	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(16,431)	(16,431)
Balance as of September 30, 2025	118,304,341	$331	$1,269,810	$5,554	$(416,277)	$859,418

	Three Months Ended September 30, 2024
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2024	110,022,835	$308	$1,036,377	$(1,727)	$(313,525)	$721,433
Issuance of ordinary shares upon exercise of share options	127,908	—	1,097	—	—	1,097
Issuance of ordinary shares upon release of restricted share units	848,213	2	(2)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	180,074	1	4,249	—	—	4,250
Issuance of ordinary shares related to business combination	377,181	1	13,419	—	—	13,420
Issuance of replacement awards attributable to pre-combination service in business combination	—	—	375	—	—	375
Share-based compensation expense	—	—	36,395	—	—	36,395
Other comprehensive income, net of tax	—	—	—	2,181	—	2,181
Net loss	—	—	—	—	(22,945)	(22,945)
Balance as of September 30, 2024	111,556,211	$312	$1,091,910	$454	$(336,470)	$756,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	112,754,822	$315	$1,132,224	$655	$(359,668)	$773,526
Issuance of ordinary shares upon exercise of share options	1,163,294	3	9,968	—	—	9,971
Issuance of ordinary shares upon release of restricted share units	3,670,431	11	(11)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	464,340	1	11,916	—	—	11,917
Issuance of ordinary shares related to business combination	251,454	1	(1)	—	—	—
Share-based compensation expense	—	—	115,714	—	—	115,714
Other comprehensive income, net of tax	—	—	—	4,899	—	4,899
Net loss	—	—	—	—	(56,609)	(56,609)
Balance as of September 30, 2025	118,304,341	$331	$1,269,810	$5,554	$(416,277)	$859,418

	Nine Months Ended September 30, 2024
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2023	106,114,892	$297	$968,245	$1,013	$(290,432)	$679,123
Issuance of ordinary shares upon exercise of share options	1,675,788	5	8,799	—	—	8,804
Issuance of ordinary shares upon release of restricted share units	3,030,370	8	(8)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	357,980	1	8,743	—	—	8,744
Issuance of ordinary shares related to business combination	377,181	1	13,419	—	—	13,420
Issuance of replacement awards attributable to pre-combination service in business combination	—	—	375	—	—	375
Share-based compensation expense	—	—	92,337	—	—	92,337
Other comprehensive loss, net of tax	—	—	—	(559)	—	(559)
Net loss	—	—	—	—	(46,038)	(46,038)
Balance as of September 30, 2024	111,556,211	$312	$1,091,910	$454	$(336,470)	$756,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(56,609)	$(46,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,931	14,605
Share-based compensation expense	115,714	92,337
Non-cash operating lease expense	6,432	6,323
Net amortization of premium or discount on investments	(4,197)	(5,134)
Losses (gains) on foreign exchange	(677)	360
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(13,922)	(15,782)
Prepaid expenses and other assets	(2,973)	(6,923)
Deferred contract acquisition costs	(6,661)	(8,150)
Accounts payable	6,712	(1,669)
Accrued expenses and other liabilities	4,301	7,958
Operating lease liabilities	(6,550)	(6,207)
Deferred revenue	34,533	30,126
Net cash provided by operating activities	95,034	61,806
Cash flows from investing activities:
Purchases of short-term investments	(443,217)	(379,546)
Maturities of short-term investments	349,080	340,889
Sales of short-term investments	—	98,178
Purchases of property and equipment	(2,620)	(2,509)
Payments for business combination, net of cash acquired	—	(156,714)
Net cash used in investing activities	(96,757)	(99,702)
Cash flows from financing activities:
Proceeds from exercise of share options	9,971	8,804
Proceeds from employee share purchase plan	11,917	8,744
Proceeds from employee equity transactions, net of payments to tax authorities	7,300	(724)
Net cash provided by financing activities	29,188	16,824
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,021	(700)
Net increase (decrease) in cash, cash equivalents, and restricted cash	28,486	(21,772)
Cash, cash equivalents, and restricted cash—beginning of period	50,627	84,777
Cash, cash equivalents, and restricted cash—end of period	$79,113	$63,005
Supplemental disclosure of noncash investing and financing activities:
Fair value of ordinary shares issued as consideration for business acquisition	$—	$13,420
Fair value of replacement awards in business acquisition	$—	$375
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$78,355	$62,246
Restricted cash included in prepaid expenses and other current assets	758	759
Total cash, cash equivalents, and restricted cash	$79,113	$63,005

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and include the accounts of JFrog Ltd. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2025, the Company’s condensed consolidated results of operations and shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the nine months ended September 30, 2025.

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $6.6 million and $5.8 million for the three months ended September 30, 2025 and 2024, respectively, and $19.4 million and $20.1 million for the nine months ended September 30, 2025 and 2024, respectively. Foreign exchange gains (losses) were not material for the periods presented.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The Company will expand its income tax disclosure as required under this updated standard, effective for its annual period ending December 31, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The guidance is effective for the Company for the first quarter beginning January 1, 2026, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangible - Goodwill and Other Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting guidance for costs to develop software for internal use. It removes the previous development stage model and introduces a more judgment-based approach. The guidance is effective for the Company for the first quarter beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact on its financial statement disclosures.

Reclassification

Certain amounts in prior periods in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform with current period presentation.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$73,532	54%	$66,703	61%	$213,447	55%	$193,858	62%
Subscription	65,517	48	61,134	56	193,301	50	178,745	57
License	8,015	6	5,569	5	20,146	5	15,113	5
SaaS	63,375	46	42,353	39	173,087	45	118,552	38
Total subscription revenue	$136,907	100%	$109,056	100%	$386,534	100%	$312,410	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$82,088	60%	$65,893	60%	$231,188	60%	$188,884	60%
Israel	4,268	3	3,267	3	11,957	3	9,032	3
Rest of world	50,551	37	39,896	37	143,389	37	114,494	37
Total subscription revenue	$136,907	100%	$109,056	100%	$386,534	100%	$312,410	100%

Contract Balances

Of the $281.9 million and $221.3 million of deferred revenue recorded as of June 30, 2025 and 2024, respectively, the Company recognized $110.1 million and $88.1 million as revenue during the three months ended September 30, 2025 and 2024, respectively. Of the $274.2 million and $214.1 million of deferred revenue recorded as of December 31, 2024 and 2023, respectively, the Company recognized $226.1 million and $182.7 million as revenue during the nine months ended September 30, 2025 and 2024, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations represent contracted revenue that has not yet been recognized. It includes deferred revenue and non-cancelable amounts that will be invoiced and recognized in future periods, and excludes usage-based fees from SaaS subscriptions in excess of minimum usage commitments from the remaining performance obligations. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $508.0 million, which consists of billed considerations of $308.8 million and unbilled considerations of $199.2 million, that the Company expects to recognize as revenue. As of September 30, 2025, the Company expects to recognize 66% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $5.1 million and $3.7 million for the three months ended September 30, 2025 and 2024, respectively, and $14.2 million and $10.1 million for the nine months ended September 30, 2025 and 2024, respectively.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of September 30, 2025 and December 31, 2024, bank deposits were $136.5 million and $105.5 million, respectively.

Marketable securities consist of the following:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Commercial paper	$7,919	$1	$—	$7,920
Corporate debt securities	253,225	490	(36)	253,679
Municipal securities	15,718	37	—	15,755
Government and agency debt	158,753	130	(32)	158,851
Total marketable securities	$435,615	$658	$(68)	$436,205

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$250	$1	$—	$251
Commercial paper	7,342	5	(5)	7,342
Corporate debt securities	161,231	187	(122)	161,296
Municipal securities	17,392	22	—	17,414
Government and agency debt	180,361	172	(221)	180,312
Total marketable securities	$366,576	$387	$(348)	$366,615

The following table summarizes the Company’s marketable securities by contractual maturities:

September 30, 2025
(in thousands)
Due in 1 year or less	$260,690
Due in 1 year through 2 years	175,515
Total	$436,205

The following tables present fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	September 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$42,507	$(35)	$1,276	$(1)	$43,783	$(36)
Government and agency debt	56,326	(29)	7,136	(3)	63,462	(32)
Total	$98,833	$(64)	$8,412	$(4)	$107,245	$(68)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$2,884	$(5)	$—	$—	$2,884	$(5)
Corporate debt securities	50,856	(121)	2,007	(1)	52,863	(122)
Government and agency debt	72,746	(221)	—	—	72,746	(221)
Total	$126,486	$(347)	$2,007	$(1)	$128,493	$(348)

As of September 30, 2025 and December 31, 2024, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 12, Accumulated Other Comprehensive Income, for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2025
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$26,987	$26,987	$—
Government and agency debt	3,984	—	3,984
Cash equivalents	30,971	26,987	3,984
Commercial paper	7,920	—	7,920
Corporate debt securities	253,679	—	253,679
Municipal securities	15,755	—	15,755
Government and agency debt	158,851	—	158,851
Marketable securities	436,205	—	436,205
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	5,097	—	5,097
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	263	—	263
Restricted bank deposits included in prepaid expenses and other current assets	11	—	11
Total financial assets	$472,547	$26,987	$445,560
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$84	$—	$84
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	178	—	178
Total financial liabilities	$262	$—	$262

	December 31, 2024
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$19,218	$19,218	$—
Cash equivalents	19,218	19,218	—
Certificates of deposit	251	—	251
Commercial paper	7,342	—	7,342
Corporate debt securities	161,296	—	161,296
Municipal securities	17,414	—	17,414
Government and agency debt	180,312	—	180,312
Marketable securities	366,615	—	366,615
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	846	—	846
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	4	—	4
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$386,695	$19,218	$367,477
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$228	$—	$228
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	83	—	83
Total financial liabilities	$311	$—	$311

The Company classifies its money market fund within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its restricted deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of September 30, 2025 and December 31, 2024, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$103,267	$84,156
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	20,699	16,737
Total derivative instruments	$123,966	$100,893

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

The gains (losses) on foreign currency contracts were presented on the Condensed Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$225	$(5)	$329	$5	$—	$—	$—	$—
Research and development	1,778	(51)	2,608	43	—	—	—	—
Sales and marketing	347	(11)	519	14	—	—	—	—
General and administrative	478	(12)	703	14	—	—	—	—
Interest and other income, net	—	—	—	—	212	247	1,231	(315)
Total gains (losses) recognized in earnings	$2,828	$(79)	$4,159	$76	$212	$247	$1,231	$(315)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income, for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred gains in AOCI as of September 30, 2025 are expected to be recognized as cost of revenue or operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Computer and software	$12,646	$10,494
Furniture and office equipment	3,401	3,296
Leasehold improvements	6,053	5,911
Property and equipment, gross	22,100	19,701
Less: accumulated depreciation and amortization	(16,408)	(14,033)
Property and equipment, net	$5,692	$5,668

Depreciation and amortization expense was $0.9 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $2.7 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation and benefits	$36,514	$32,863
Accrued expenses	25,792	19,022
Accrued expenses and other current liabilities	$62,306	$51,885

8. Intangible Assets, Net

Intangible assets consisted of the following as of September 30, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$89,962	$(46,649)	$43,313	3.3
Customer relationships	4,200	(2,932)	1,268	1.8
Total	$94,162	$(49,581)	$44,581

Intangible assets consisted of the following as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$92,762	$(35,836)	$56,926	3.8
Customer relationships	9,374	(5,474)	3,900	1.4
Total	$102,136	$(41,310)	$60,826

Gross carrying amount and accumulated amortization of fully amortized intangibles are removed from the preceding tables. Amortization expenses for intangible assets were $4.8 million and $5.9 million for the three months ended September 30, 2025 and 2024, respectively, and $16.2 million and $11.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The expected future amortization expenses by year related to the intangible assets as of September 30, 2025 are as follows:

September 30, 2025
(in thousands)
Year Ending December 31,
2025 (Remainder)	$4,673
2026	14,974
2027	10,117
2028	9,733
2029	5,084
Total	$44,581

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through September 2030.

Components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$2,304	$2,248	$6,816	$6,798
Short-term lease cost	224	397	715	786
Variable lease cost	333	102	935	320
Total operating lease cost	$2,861	$2,747	$8,466	$7,904

Supplementary cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash paid for operating leases	$6,932	$6,636
ROU assets obtained in exchange for operating lease liabilities	$3,378	$164

As of September 30, 2025, the weighted-average discount rate is 5.2% and the weighted-average remaining term is 2.3 years. Maturities of the Company’s operating lease liabilities as of September 30, 2025 were as follows:

September 30, 2025
(in thousands)
Year Ending December 31,
2025 (Remainder)	$2,255
2026	5,697
2027	1,905
2028	861
2029	733
Thereafter	531
Total operating lease payments	11,982
Less: imputed interest	(834)
Total operating lease liabilities	$11,148

As of September 30, 2025, the Company had an additional commitment of $110.0 million for an operating lease related to a facility that had not yet commenced. The lease will commence in 2026 with a lease term of 10 years.

In addition, in October 2025, the Company entered into a lease agreement to extend its occupancy of an existing facility for 5.4 years, with a total commitment of $8.1 million.

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of September 30, 2025, the Company had outstanding non-cancelable purchase obligations with a remaining term of 12 months or longer as follows:

September 30, 2025
(in thousands)
Year Ending December 31,
2025 (Remainder)	$6,016
2026	30,069
2027	30,660
2028	6,607
Total	$73,352

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

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2024	3,106,267	$10.45	4.0	$60,491
Exercised	(1,163,294)	$8.57		$37,194
Forfeited or expired	(150,650)	$34.95
Balance as of September 30, 2025	1,792,323	$9.61	3.4	$67,984
Exercisable as of September 30, 2025	1,788,323	$9.48	3.4	$67,984

Restricted Share Units

A summary of restricted share units (“RSU”) activity under the Company’s equity incentive plan and related information is as follows, including performance-based RSUs:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	11,081,208	$30.11
Granted (1)	4,390,637	$39.59
Vested	(3,670,431)	$30.13
Forfeited	(1,073,462)	$31.81
Unvested as of September 30, 2025	10,727,952	$33.81

_________________________________________

(1) Includes 290,538 ordinary shares underlying performance-based RSUs with market conditions with a weighted average grant date fair value of $36.53 per ordinary share based on the Monte Carlo simulation model.

The total release date fair value of RSUs was $158.3 million during the nine months ended September 30, 2025.

Employee Share Purchase Plan

Effective January 1, 2025, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 1,127,548 shares pursuant to the terms of ESPP.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

September 30, 2025
Outstanding share options	1,792,323
Outstanding RSUs	10,727,952
Issuable ordinary shares related to business combination	502,906
Shares available for future issuance under the 2020 Plan	18,545,042
Shares available for future issuance under ESPP	5,648,041
Total ordinary shares reserved	37,216,264

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Condensed Consolidated Statements of Operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,420	$3,864	$12,830	$10,203
Research and development	15,254	13,611	43,417	33,453
Sales and marketing	14,446	13,506	40,533	33,759
General and administrative	6,740	5,414	18,934	14,922
Total share-based compensation expense	$40,860	$36,395	$115,714	$92,337

As of September 30, 2025, unrecognized share-based compensation cost related to unvested share-based compensation awards was $334.9 million, which is expected to be recognized over a weighted-average period of 2.6 years. Additionally, unrecognized share-based compensation cost related to the acquisition holdback arrangement was $15.8 million, which will be recognized over 1.8 years.

12. Accumulated Other Comprehensive Income

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Gains on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2024	$37	$618	$655
Other comprehensive income before reclassifications	524	8,554	9,078
Net realized gains reclassified from AOCI	(20)	(4,159)	(4,179)
Other comprehensive income	504	4,395	4,899
Balance as of September 30, 2025	$541	$5,013	$5,554

	Net Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2023	$(124)	$1,137	$1,013
Other comprehensive income (loss) before reclassifications	1,046	(1,494)	(448)
Net realized gains reclassified from AOCI	(35)	(76)	(111)
Other comprehensive income (loss)	1,011	(1,570)	(559)
Balance as of September 30, 2024	$887	$(433)	$454

13. Income Taxes

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in its valuation allowance. Income tax expense (benefit) was $1.5 million and $(1.3) million for the three months ended September 30, 2025 and 2024, respectively, and $5.0 million and $45 thousand for the nine months ended September 30, 2025 and 2024, respectively. The income tax expense for the periods consisted primarily of income taxes related to the Company’s operations in the United States. In addition, for the three and nine months ended September 30, 2024, income tax expense (benefit) included a discrete tax benefit of $4.2 million in Israel attributable to the release of valuation allowance as a result of recognizing deferred tax liabilities associated with the business acquisition in July 2024.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during nine months ended September 30, 2025, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Gross unrecognized tax benefits were $6.1 million as of September 30, 2025 and December 31, 2024. As of September 30, 2025, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The OBBBA includes significant changes to the U.S. tax law, including the extension and modification of several key provisions of the Tax Cuts & Jobs Act. The Company does not expect the OBBBA to have a material impact on its consolidated financial statements.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(16,431)	$(22,945)	$(56,609)	$(46,038)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	117,263,245	110,771,942	115,334,116	108,920,791
Net loss per share, basic and diluted	$(0.14)	$(0.21)	$(0.49)	$(0.42)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding share options	1,953,012	3,469,038	2,363,912	3,894,645
Unvested RSUs	10,780,956	11,331,138	10,831,230	10,483,367
Share purchase rights under the ESPP	188,319	214,345	209,461	169,366
Issuable ordinary shares related to business combination	524,772	688,763	676,990	231,264
Total	13,447,059	15,703,284	14,081,593	14,778,642

15. Segment Information

The Company operates in one operating and reportable segment. The following table summarizes the Company’s segment revenue, significant segment expenses, and segment net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$136,907	$109,056	$386,534	$312,410
Less:
Compensation expense (1)	72,735	59,668	207,225	172,960
Share-based compensation expense	40,860	36,395	115,714	92,337
Other segment items (2)	39,743	35,938	120,204	93,151
Net loss	$(16,431)	$(22,945)	$(56,609)	$(46,038)

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

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	September 30, 2025	December 31, 2024
	(in thousands)
United States	$4,070	$5,897
Israel	7,294	10,846
India	5,155	2,895
Rest of world	321	232
Total long-lived assets	$16,840	$19,870

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premise, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 46% and 45% of our total revenue for the three and nine months ended September 30, 2025, respectively, compared to 39% and 38% for the corresponding periods in 2024, respectively.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 56% and 55% of our total revenue for the three and nine months ended September 30, 2025, respectively, compared to approximately 50% for each of the corresponding periods in 2024. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We generated revenue of $136.9 million and $109.1 million for the three months ended September 30, 2025 and 2024, respectively, representing 26% growth, and $386.5 million and $312.4 million for the nine months ended September 30, 2025 and 2024, respectively, representing 24% growth. We have continued to invest in our business and had a net loss of $16.4 million and $22.9 million for the three months ended September 30, 2025 and 2024, respectively, and $56.6 million and $46.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Middle East Conflict

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against these terrorist organizations. Since the commencement of these events, there have been additional active hostilities with other parties in the region, including escalating tensions and direct confrontations between Israel and Iran and its proxies. In October 2025, a ceasefire agreement was reached, resulting in a cessation of military activities. However, the situation remains volatile, with the potential for renewed escalation involving Hamas or other terrorist organizations. Additionally, the current political situation in Syria may create further geopolitical instability in the region.

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

Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including, but not limited to, the following:

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of September 30, 2025 and 2024, our net dollar retention rate was 118% and 117%, respectively. We expect our net dollar retention rate to remain relatively stable, with minor fluctuations around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of September 30, 2025, 1,121 of our customers had ARR of $100,000 or more, increasing from 1,018 customers as of December 31, 2024. We had 71 customers with ARR of at least $1.0 million as of September 30, 2025, increasing from 52 customers as of December 31, 2024.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$95,034	$61,806
Less: purchases of property and equipment	(2,620)	(2,509)
Free cash flow	$92,414	$59,297
Net cash used in investing activities	$(96,757)	$(99,702)
Net cash provided by financing activities	$29,188	$16,824

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$128,892	$103,487	$366,388	$297,297
License—self-managed	8,015	5,569	20,146	15,113
Total subscription revenue	136,907	109,056	386,534	312,410
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	30,900	27,156	91,167	69,363
License—self-managed(2)	—	135	116	425
Total cost of revenue—subscription	30,900	27,291	91,283	69,788
Gross profit	106,007	81,765	295,251	242,622
Operating expenses:
Research and development(1)(3)	51,167	42,996	141,926	115,945
Sales and marketing(1)(2)(3)	55,969	50,956	164,212	140,423
General and administrative(1)(3)	20,461	17,733	59,644	51,937
Total operating expenses	127,597	111,685	365,782	308,305
Operating loss	(21,590)	(29,920)	(70,531)	(65,683)
Interest and other income, net	6,677	5,705	18,947	19,690
Loss before income taxes	(14,913)	(24,215)	(51,584)	(45,993)
Income tax expense (benefit)	1,518	(1,270)	5,025	45
Net loss	$(16,431)	$(22,945)	$(56,609)	$(46,038)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,420	$3,864	$12,830	$10,203
Research and development	15,254	13,611	43,417	33,453
Sales and marketing	14,446	13,506	40,533	33,759
General and administrative	6,740	5,414	18,934	14,922
Total share-based compensation expense	$40,860	$36,395	$115,714	$92,337

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,501	$4,493	$13,497	$9,265
Cost of revenue: license—self-managed	—	135	116	425
Sales and marketing	261	1,259	2,632	1,975
Total amortization expense of acquired intangible assets	$4,762	$5,887	$16,245	$11,665

(3) Includes acquisition-related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$—	$1	$—	$9
Research and development	1,112	1,628	3,452	2,605
Sales and marketing	449	546	1,386	610
General and administrative	17	180	49	856
Total acquisition-related costs	$1,578	$2,355	$4,887	$4,080

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription—self-managed and SaaS	94%	95%	95%	95%
License—self-managed	6	5	5	5
Total subscription revenue	100	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	23	25	24	22
License—self-managed	—	—	—	—
Total cost of revenue—subscription	23	25	24	22
Gross profit	77	75	76	78
Operating expenses:
Research and development	37	39	37	37
Sales and marketing	41	47	42	45
General and administrative	15	16	15	17
Total operating expenses	93	102	94	99
Operating loss	(16)	(27)	(18)	(21)
Interest and other income, net	5	5	5	6
Loss before income taxes	(11)	(22)	(13)	(15)
Income tax expense (benefit)	1	(1)	2	—
Net loss	(12)%	(21)%	(15)%	(15)%

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$128,892	$103,487	$25,405	25%
License—self-managed	8,015	5,569	2,446	44%
Total subscription revenue	$136,907	$109,056	$27,851	26%

The increase in total subscription revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 consisted of approximately $24.0 million in growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$30,900	$27,156	$3,744	14%
License—self-managed	—	135	(135)	(100)%
Total cost of revenue—subscription	$30,900	$27,291	$3,609	13%
Gross margin	77%	75%

Total cost of revenue increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to an increase of $1.6 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions and an increase of $1.1 million in personnel-related expenses mainly as a result of increased headcount.

Gross margin increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to revenue growth with improved operating leverage.

Operating Expenses

Research and Development

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$51,167	$42,996	$8,171	19%

Research and development expense increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to an increase of $6.4 million in personnel-related expenses mainly as a result of increased headcount and an increase of $1.6 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Sales and Marketing

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$55,969	$50,956	$5,013	10%

Sales and marketing expense increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to an increase of $2.3 million in personnel-related expenses mainly as a result of increased headcount, an increase of $2.0 million in commission expense, and an increase of $0.9 million in share-based compensation expense.

General and Administrative

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$20,461	$17,733	$2,728	15%

General and administrative expense increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to an increase of $1.3 million in share-based compensation expense and an increase of $0.9 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$4,420	$3,864	$556	14%
Research and development	15,254	13,611	1,643	12%
Sales and marketing	14,446	13,506	940	7%
General and administrative	6,740	5,414	1,326	24%
Total share-based compensation expense	$40,860	$36,395	$4,465	12%

Share-based compensation expenses increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to grants to new and existing employees.

Interest and Other Income, Net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$6,677	$5,705	$972	17%

Interest and other income, net increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to higher interest income on deposits and marketable securities as a result of higher investment balances.

Income Tax Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$1,518	$(1,270)	$2,788	(220)%
Effective income tax rate	(10)%	5%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Income tax expense increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a discrete tax benefit of $4.2 million recognized in Israel during the three months ended September 30, 2024, This benefit was attributable to the release of valuation allowance as a result of recognizing deferred tax liabilities associated with the business acquisition in July 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$366,388	$297,297	$69,091	23%
License—self-managed	20,146	15,113	5,033	33%
Total subscription revenue	$386,534	$312,410	$74,124	24%

The increase in total subscription revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 consisted of approximately $67.2 million in growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$91,167	$69,363	$21,804	31%
License—self-managed	116	425	(309)	(73)%
Total cost of revenue—subscription	$91,283	$69,788	$21,495	31%
Gross margin	76%	78%

Total cost of revenue increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily attributable to an increase of $8.4 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions, an increase of $4.3 million in personnel-related expenses mainly as a result of increased headcount, an increase of $3.9 million in intangible amortization mainly as a result of our business acquisition, and an increase of $2.6 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a continuous shift in our revenue mix towards SaaS subscriptions, which incur higher hosting costs, and intangible amortization as discussed above.

Operating Expenses

Research and Development

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$141,926	$115,945	$25,981	22%

Research and development expense increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily attributable to an increase of $12.8 million in personnel-related expenses mainly as a result of increased headcount and an increase of $10.0 million in share-based compensation expense.

Sales and Marketing

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$164,212	$140,423	$23,789	17%

Sales and marketing expense increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily attributable to an increase of $6.8 million in share-based compensation expense, an increase of $6.6 million in personnel-related expenses mainly as a result of increased headcount, an increase of $5.4 million in commission expense, and an increase of $3.8 million in allocated overhead costs.

General and Administrative

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$59,644	$51,937	$7,707	15%

General and administrative expense increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily attributable to an increase of $4.0 million in share-based compensation expense and an increase of $2.9 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$12,830	$10,203	$2,627	26%
Research and development	43,417	33,453	9,964	30
Sales and marketing	40,533	33,759	6,774	20
General and administrative	18,934	14,922	4,012	27
Total share-based compensation expense	$115,714	$92,337	$23,377	25%

Share-based compensation expenses increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily attributable to grants to new and existing employees. The increase also included $5.5 million, mostly in research and development, related to acquisition holdback ordinary shares and replacement equity awards.

Interest and Other Income, Net

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$18,947	$19,690	$(743)	(4)%

Interest and other income, net decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower interest income on deposits and marketable securities as a result of lower interest rates.

Income Tax Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$5,025	$45	$4,980	11067%
Effective income tax rate	(10)%	(0)%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Income tax expense increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2025 and 2024 primarily due to a discrete tax benefit of $4.2 million recognized in Israel during the three months ended September 30, 2024, This benefit was attributable to the release of valuation allowance as a result of recognizing deferred tax liabilities associated with the business acquisition.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash generated from operations and sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and business and asset acquisitions.

As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $651.1 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$95,034	$61,806
Net cash used in investing activities	$(96,757)	$(99,702)
Net cash provided by financing activities	$29,188	$16,824

Operating Activities

Net cash provided by operating activities of $95.0 million for the nine months ended September 30, 2025 was related to our net loss of $56.6 million adjusted for non-cash charges of $136.2 million, including share-based compensation expense of $115.7 million and depreciation and amortization expense of $18.9 million, and changes in our operating assets and liabilities of $15.4 million. Changes in our operating assets and liabilities were primarily related to an increase of $34.5 million in deferred revenue and an increase of $6.7 million in accounts payable due to timing of payments. The inflows were partially offset by an increase of $13.9 million in accounts receivable, an increase of $6.7 million in deferred contract acquisition costs, and a decrease of $6.6 million in operating lease liabilities as a result of payments. The increases in accounts receivable, deferred revenue, and deferred contract acquisition costs were driven by higher sales.

Net cash provided by operating activities of $61.8 million for the nine months ended September 30, 2024 was related to our net loss of $46.0 million adjusted for non-cash charges of $108.5 million, including share-based compensation expense of $92.3 million and depreciation and amortization expense of $14.6 million, and net cash outflow of $0.6 million from changes in our operating assets and liabilities. The total cash outflows of $38.7 million from changes in our operating assets and liabilities were primarily related to an increase of $15.8 million in accounts receivable, an increase of $8.2 million in deferred contract acquisition costs, an increase of $6.9 million in prepaid expenses and other assets mainly due to timing of payments, and a decrease of $6.2 million in operating lease liabilities as a result of payments. These outflows were partially offset by an increase of $30.1 million in deferred revenue and an increase of $8.0 million in accrued expense and other liabilities mainly due to accrued compensation and benefits. The increases in deferred revenue, accounts receivable, and deferred contract acquisition costs were driven by higher sales.

Investing Activities

Net cash used in investing activities of $96.8 million for the nine months ended September 30, 2025 consisted primarily of net purchases of short-term investments of $94.1 million.

Net cash used in investing activities of $99.7 million for the nine months ended September 30, 2024 consisted primarily of payments for the business acquisition of $156.7 million, net of cash acquired, partially offset by the net proceeds from maturities and sales of short-term investments of $59.5 million.

Financing Activities

Net cash provided by financing activities of $29.2 million for the nine months ended September 30, 2025 consisted of proceeds from employee share purchases under our ESPP of $11.9 million, proceeds from exercise of share options of $10.0 million, and net proceeds from employee equity transactions to be remitted to tax authorities of $7.3 million.

Net cash provided by financing activities of $16.8 million for the nine months ended September 30, 2024 consisted primarily of proceeds from exercise of share options of $8.8 million and proceeds from employee share purchases under our ESPP of $8.7 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of September 30, 2025:

		Payments Due by Period
	Total	2025 (Remainder)	2026 and Thereafter
	(in thousands)
Operating lease obligations	$11,982	$2,255	$9,727
Purchase obligations	73,352	6,016	67,336
Total	$85,334	$8,271	$77,063

As of September 30, 2025, we had an additional commitment of $110.0 million for an operating lease related to a facility that had not yet commenced. The lease will commence in 2026 with a lease term of 10 years.

In addition, in October 2025, we entered into a lease agreement to extend our occupancy of an existing facility for 5.4 years, with a total commitment of $8.1 million.

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the nine months ended September 30, 2025.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three and nine months ended September 30, 2025.

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

As of September 30, 2025, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A hypothetical 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of September 30, 2025.

Interest Rate Risk

As of September 30, 2025, we had cash and cash equivalents of $78.4 million, and short-term investments of $572.7 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of September 30, 2025.

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
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions, such as the imposition of tariffs and other non-tariff trade barriers, or war, including conflicts in the Middle East, as well as the war in Ukraine, on our business, results of operations and financial condition;
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

We have experienced significant growth and increased demand for our products over time. Our total revenues for the three months ended September 30, 2025 and 2024 were $136.9 million and $109.1 million, respectively, representing 26% growth, and $386.5 million and $312.4 million for the nine months ended September 30, 2025 and 2024, respectively, representing 24% growth. Our employee headcount has also increased from approximately 1,400 as of December 31, 2023 to approximately 1,600 as of December 31, 2024. We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of September 30, 2025, 1,121 of our customers had ARR of $100,000 or more, increasing from 1,018 customers as of December 31, 2024, and 71 of our customers had ARR of $1,000,000 or more, increasing from 52 customers as of December 31, 2024. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

In 2024, we released multiple JFrog Platform features across our core functionalities in DevOps, DevSecOps, and MLOps, as we continued to expand our position as the system of record for the unified software release lifecycle. We released significant enhancements to JFrog Advanced Security, including JFrog Runtime Security, as well as greatly expanded our MLOps functionality with the acquisition of Qwak AI, Ltd. (“Qwak”) as a foundational technology for our JFrog ML product and other machine learning or artificial intelligence (“AI”) technology-oriented offerings. These enhancements and releases represent continuing expansion beyond our core DevOps business, delving more deeply into DevSecOps and Artificial Intelligence/MLOps. We may not be able to sustain the pace of improvements to our products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.

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

As noted above, our total revenues for the three and nine months ended September 30, 2025 grew by 26% and 24%, respectively, compared to the corresponding prior year periods. You should not rely on the results of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect our revenue growth rate to decline in future periods. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, market consolidation, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, the protracted conflict in the Middle East, the imposition of tariffs and other non-tariff trade barriers, and global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our ordinary shares could be adversely affected.

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
•
network outages (including, without limitation, possible outages with public cloud providers);
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
•
fluctuations in foreign currency exchange rates; and
•
the impact of political uncertainty or unrest, including the Russia-Ukraine war, the conflicts in the Middle East, other areas of geopolitical tension around the world, including Syria, or the worsening of such conflicts or tensions and any related global economic disruptions, including as a result of the imposition of tariffs and other non-tariff trade barriers.

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

We expect to derive a significant portion of our revenue from renewals of existing subscriptions. Our customers have no contractual obligation to renew their subscriptions after the completion of their subscription term. Our self-managed subscriptions are offered on an annual and multi-year basis, while our SaaS subscriptions are offered on a monthly, annual, and multi-year basis and can consist of fixed and usage-based fees. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including their satisfaction with our products and our customer support, the frequency and severity of product outages (including, without limitation, possible outages with public cloud providers), our product uptime or latency, the pricing of our, or competing, products, additional new features and capabilities that we offer, new integrations, and updates to our products as a result of updates by technology partners. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. We may not accurately predict future renewal trends. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, specifically for engineers for research and development, security experts, and support positions who are experienced in DevOps,

DevSecOps, or MLOps, and such competition often results in increasing wages, especially in Israel, where most of our research and development positions are located, and in the San Francisco Bay Area, where our U.S. headquarters are located. Therefore, we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. On September 19, 2025, President Trump issued a Proclamation entitled “Restrictions on Entry of Certain Nonimmigrant Workers” that provided for, among other things, the imposition of a $100,000 fee for certain H-1B visas. Our talent pool for U.S. positions includes workers outside the U.S. who would require new H-1B visas to work for us in the U.S. Given the size of the increased fee, this Proclamation significantly increases the cost of recruiting new talent from outside the U.S., effectively reducing our talent pool for U.S. positions which may make recruiting for such positions more difficult, especially for those positions that require certain technical skills.

Our recent hires and planned hires may not be as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have, and due to our profile and market position, such competitors actively seek to hire skilled personnel away from us, even if such employees have entered into a non-compete agreement with us. Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer that have been recognized by the courts, such as the protection of a company’s trade secrets or other intellectual property. We may not be able to make such a demonstration.

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

Our products are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors, or other performance failures could cause breach of contractual provisions, thereby exposing us to liabilities, termination of agreements, loss of customers or revenue, order cancellations, service terminations, damage to our reputation, or lack of market acceptance of our products. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased contractual liability, scrutiny, loss of revenue or customers, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our products to fix these defects, errors, or performance failures, and develop processes and controls which could require us to allocate significant research and development and customer support resources to address these problems.

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

Our failure to generate significant capital or raise additional capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

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

Sales to government entities are subject to a number of risks that are specific to public sector customers. Selling to government entities can be highly complex, competitive, and may have longer sales cycles, often requiring significant upfront time, expertise, and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state governments, or non-U.S. government sectors until we have attained such revised certification or certifications. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products.

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

We have undertaken and expect to continue to undertake certain sustainability and governance-related initiatives, goals, and commitments, which we have communicated on our website, in our SEC filings, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, these initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope, or nature of these initiatives, goals, or commitments, or for any revisions to them. Stakeholders could also challenge the accuracy, adequacy, or completeness of our disclosures related to these initiatives. For example, many sustainability initiatives leverage data, methodologies, technologies, and/or standards that are complex, subject to varying interpretations, and continuing to evolve. As with other companies, our approach is expected to continue to evolve as well, and we cannot guarantee that our approach will align with the expectations or interpretations of any particular stakeholder. Stakeholders (including, without limitation, policymakers) have varying, and at times conflicting, expectations. Our actual or perceived failure to achieve some or all of these initiatives, goals, or commitments or maintain sustainability or governance practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation (including, without limitation, impacts to any related ratings), adversely impact our ability to attract and retain employees or customers, and expose us to increased scrutiny from sustainability and governance-focused investors, regulatory authorities, and others, or subject us to liability. Damage to our reputation or reduced demand for our products may adversely impact our business, financial condition, or results of operations.

In addition, we expect there will likely continue to be increasing levels of regulation, as policymakers in jurisdictions such as Europe, California, and Australia are adopting or considering adopting various requirements regarding sustainability disclosures or actions. Such regulations are not uniform, which may increase the cost and complexity of compliance, as well as associated risks. Moreover, both advocates and opponents of sustainability matters are increasingly resorting to a range of activism forms, including litigation, to advance their perspectives. Addressing stakeholder expectations and regulatory requirements may be costly and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing or new governmental laws or requirements, may result in reputational harm, loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business. Our customers and other stakeholders are also subject to many of these expectations and regulatory considerations, which may augment or result in additional risks that also could adversely impact our business, results of operations, or financial condition.

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

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patents Law, 5727-1967 (the “Patents Law”), inventions conceived by an employee in the course and as a result of or arising from his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patents Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patents Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee and that, in certain circumstances, such waiver does not necessarily have to be explicit. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, applying interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration, but rather uses the criteria specified in the Patents Law. Although we generally enter into assignment of invention and waiver agreements with our employees pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and former employees, or be forced to litigate such claims, which could negatively affect our business.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, misappropriation, violation, and other losses.

Our agreements with customers and other third parties generally include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims by third parties against customers, alleging intellectual property infringement, misappropriation or violation, or other liabilities relating to or arising from our software, services or other contractual obligations. Pursuant to certain agreements, we do not have a cap on our liability for indemnity claims and any payments under such agreements would harm our business, results of operations, and financial condition. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

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

Although our products do not involve the processing of large amounts of personal data or personal information, our platform and products support customers’ software, which may involve the processing of large amounts of personal data, personal information, and information that is confidential or otherwise sensitive or proprietary. Security incidents affecting widely trusted data security architecture have occurred in recent years, and these or future incidents may increase customer expectations regarding the security, testing, and compliance documentation of our platform and products for secure software development operations, management, automation, and releases. In addition, these or other incidents may trigger new laws and regulations that increase our compliance burdens, add reporting obligations, or otherwise increase costs for oversight and monitoring of our platform, products, and supply chain.

We collect and store certain sensitive and proprietary information, and to a lesser degree, personal data and personal information, in the operation of our business. This information includes trade secrets, intellectual property, employee data, and other confidential data. We have taken measures to protect our own sensitive and proprietary information, personal data, and personal information, as well as such information that we otherwise obtain, including from our customers. We also engage vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and proprietary information, personal data, and personal information. Our vendors and service providers have been and, in the future may be, the targets of cyberattacks, malicious software, supply chain attacks, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Further, our vendors and service providers have suffered, and in the future may suffer, security breaches and other incidents, including breaches and incidents that may result in unauthorized access to, or other processing of, certain data they process for us. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification, or destruction of our and our customers’ data, including sensitive and proprietary information, personal data, and personal information.

Security breaches and other security incidents that affect us may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. There have been and may continue to be significant supply chain attacks, and certain of our vendors and service providers have suffered from security incidents. We cannot guarantee that our or our vendors or service providers’ systems and networks have not been breached or that they do not contain exploitable vulnerabilities, defects, or bugs that could result in a breach of, incident impacting, or other disruption to our systems and networks or the systems and networks of third parties that support us and our services. In addition, our customers and users may also disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data, including information about their software, source code, and security environment, stored within our products. As we continue to expand the products that we can offer our customers, including through the acquisition of complementary businesses, such as our acquisition of Vdoo in 2021 and our acquisition of Qwak in July 2024, and through internal development, such as developing new security services, our products will likely have access to more sensitive and personal information of our customers, which could result in greater adverse effects from security breaches and other security incidents. Also, our expansion into new services and products could subject us to additional regulations. In addition, we are subject to other laws and regulations that obligate us to employ reasonable security measures. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Certain vulnerabilities under certain circumstances could be exploited if our customers do not patch vulnerable versions of the product. In the future, we also may experience security breaches and incidents, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, malware, or similar breaches or disruptions. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents.

Despite our efforts, our systems and those of our vendors, service providers, and strategic partners also are vulnerable to computer malware, malicious access or delivery of ransomware or other malicious software to our customers, AI risks, viruses, computer hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, unauthorized access, exploitation of bugs, defects, and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, failures, security breaches and incidents, inadvertent or intentional actions by our employees, contractors, consultants, partners, and/or other third parties, and other real or perceived cyberattacks and other sources of security breaches and incidents. Our risks of cyberattacks and other sources of security breaches and incidents, and those faced by our vendors, service providers, and strategic partners, may be heightened in connection with the regional conflict in the Middle East, the war between Russia and Ukraine, and other associated geopolitical tensions and regional instability. Any of these incidents or any compromise of our security or any unauthorized access to or breaches of, or other incidents impacting, the security of our or our service providers’ systems or data processing tools or processes, or of our platform and product offerings, as a result of third-party action, employee error, vulnerabilities, defects or bugs, malfeasance, or otherwise, which may have resulted in and in the future could result in unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification, or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information, or a risk to the security of our or our customers’ systems. We, our vendors, service providers, and strategic partners may be unable to anticipate these techniques and vulnerabilities, react, remediate, or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures.

We may be more susceptible to security breaches and other security incidents in view of many of our employees and employees of our service providers working remotely, because we and our service providers have less capability to implement, monitor, and enforce our information security and data protection policies for those employees. Based on the examples set in recent incidents suffered by third parties, the more widespread our platform and products become, the more they may be viewed by malicious cyber threat actors as an attractive target for such an attack. We and our service providers may be unable to anticipate these techniques, react, remediate, or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures. In the past, we have experienced vulnerabilities, none of which led to account takeover and all such known vulnerabilities have been remedied.

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

We receive, collect, store, process, transfer, retain, use, and otherwise process personal information and other data relating to users of our products, our employees and contractors, and other persons. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personal data and personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, e-marketing, cybersecurity, AI, and data security and the collection, storing, sharing, use, processing, transfer, retention, security, disclosure, and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection, cybersecurity, AI, data security, and the collection, storing, sharing, use, processing, transfer, retention, security, disclosure, and protection of personal information and other data. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, cybersecurity, AI, data security, and the collection, storing, sharing, use, processing, transfer, retention, security, disclosure, and protection of personal information and other data to the extent possible. However, the regulatory framework for these matters worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. For example, the European Union’s Data Act which became effective on September 12, 2025, may require us to adjust contractual terms with customers and develop technical measures for data portability. Any perception of concerns relating to these matters or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and results of operations. Further, any significant change to applicable laws, regulations, or industry practices relating to privacy, data protection, cybersecurity, AI, data security, or the collection, storing, sharing, use, retention, security, protection, disclosure, other processing of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, disclosure, or other processing of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

If we were found in violation of any applicable laws or regulations relating to privacy, data protection, cybersecurity, AI, data security, or otherwise relating to the collection, storing, sharing, use, processing, transfer, retention, security, disclosure, and protection of personal information or other data, in addition to any regulatory fines, penalties, contract breach, costs for remediation, or litigation costs, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features available through our platform. In addition, these laws and regulations could constrain our ability to use and process data in manners that may be commercially desirable. In addition, if a security breach or incident were to occur or to be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection, or data security were to be alleged, or if we had any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our solutions may be perceived as less desirable and our business, prospects, financial condition, and results of operations could be materially and adversely affected. Our insurance covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liabilities we may incur.

The regulatory environment applicable to the handling of European Economic Area (“EEA”) residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results, and financial condition being harmed. We and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results and financial condition. While the EU and U.S. governments have adopted the EU-U.S. Data Privacy Framework (“DPF”) to foster EU-U.S. data transfers, the Court of Justice of the European Union (“CJEU”) upheld the Standard Contractual Clauses (“SCCs”), and addressed the concerns of the CJEU’s “Schrems II” decision, it is uncertain whether the DPF and the SCCs will eventually be overturned or invalidated, as was the case with the predecessors to the DPF. Additionally, certain countries have considered passing laws requiring varying degrees of local data residency. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, loss of trust by our users, and a material and adverse impact on our reputation and business.

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

There are increasing restrictions in the United States on certain personal sensitive data transfers involving foreign countries. Executive Order 14117 entitled “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern” dated as of February 28, 2024 and which became effective as of April 8, 2025, prohibits data transfer of personal identifiers, precise geolocation data, biometric identifiers, health data, and financial data over a certain bulk threshold to identified countries of concern (i.e., China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela). The regulations also restrict data brokerage agreements, investment agreements, employment agreements, and vendor agreements involving such data and countries of concern. Violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. These data transfer restrictions may create operational challenges and legal risks for our business, particularly with regard to China, where we continue to have limited operations.

We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data security, cybersecurity, data sovereignty, e-marketing, AI, and data protection. We cannot yet determine the impact these laws and regulations or changed interpretations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use, or disclose information relating to individuals, which could decrease demand for our platform, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. Moreover, because the interpretation and application of many laws, regulations, and industry standards relating to privacy, security, cybersecurity, e-marketing, AI, data protection, and the collection, storing, sharing, use, processing, transfer, retention, security, disclosure, and protection of personal information and other data, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing or future data management practices or features of our platform and products. Any failure or perceived failure by us to comply with our posted privacy notices, our privacy-related obligations to users or other third parties, or any other actual or asserted legal obligations or regulatory requirements relating to privacy, data protection, cybersecurity, e-marketing, AI, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by privacy advocacy groups or others and could result in significant liability, cause our customers to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations, or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by privacy advocacy groups or others, and could result in significant liability, cause our customers to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Risks Related to Foreign Operations

Our international operations and expansion expose us to risks.

Our primary research and development operations are located in Israel. As of September 30, 2025, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of September 30, 2025, we had employees located primarily in eleven countries. Our current international operations involve, and we expect future initiatives will involve, a variety of risks, including:

•
challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
•
different labor regulations, especially in Israel, the EU, Asia, and India, where labor laws are generally more advantageous to employees as compared to the U.S., including complex termination processes, differing hourly wages and overtime regulations in these locations;
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
•
changes in a specific country’s or region’s political or economic conditions, such as the conflict in the Middle East, the war between Russia and Ukraine and associated geopolitical tensions, as well as economic sanctions the U.S., the EU, and other countries have imposed on Russia and certain of its allies and the impact of the foregoing on the global economy;
•
risks resulting from changes in currency exchange rates, in particular, fluctuations in the value of the NIS compared to the U.S. dollar;
•
risks relating to the implementation of exchange controls and trade compliance, including restrictions promulgated by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), and other similar trade protection regulations and measures in the U.S., the EU, or in other jurisdictions;
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
•
A relatively uncertain legal system;
•
Application of and limitations related to the Data Security Law of 2021 and Personal Information Protection Law of 2021 regulations over processing of data and personal data within China as well as cross-border data transfers and other activities outside of China; and
•
Instability related to continued economic, political, and social reform.

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

In some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the OFAC (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act of 2001, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 1977, the Israeli Prohibition on Money Laundering Law–2000 and possibly other anti-bribery and anti-money laundering laws in countries outside of the U.S. in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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
•
actual or perceived breaches of, or failures or other incidents relating to, privacy, data protection, or data security;
•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•
any major changes in our management or our board of directors;
•
general economic conditions, including the imposition of tariffs and other non-tariff trade barriers and any global economic downturn and slow or negative growth of our markets; and
•
other events or factors, including those resulting from the conflict in the Middle East and incidents of terrorism or responses to these events.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned approximately 20% of our ordinary shares outstanding as of September 30, 2025. As a result, these shareholders, acting together, will likely have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

In October 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Hezbollah militants conducted a series of terror attacks on civilian and military targets from the northern border of Israel. Since the commencement of these events, there have been additional active hostilities with other parties in the region, including Iran and its proxies. In October 2025, a ceasefire agreement was reached between Israel and Hamas, leading to a cessation of direct conflict between these parties. However, the situation remains volatile, with the potential for renewed escalation. The intensity and duration of these conflicts, as well as their economic implications for the Company and Israel’s economy, remain difficult to predict. These events may have wider macroeconomic implications, including a deterioration of Israel’s economic standing (such as the result of a downgrade in Israel’s credit rating by certain credit rating agencies), which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

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

Certain countries, companies, and organizations participate in a boycott of Israeli companies, and there have been increased efforts recently to cause companies and consumers to boycott Israeli goods and services or restrict business with Israel. Any boycott, restrictive laws, policies, or practices directed towards Israel, Israeli businesses, or Israeli citizens could, individually or in the aggregate, have a material adverse effect on our business. The International Court of Justice issued rulings and has taken actions relating to Israel, which could have a material adverse effect on our business. There are concerns that companies and businesses will terminate, or may have already terminated, certain commercial relationships with Israeli companies following such international legal proceedings or decisions. Additionally, proposed changes to Israel's judicial system may lead to political instability or civil unrest, adversely affecting our business, results of operations, and ability to raise additional funds if needed.

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

The impact of the regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world, including the related global economic disruptions, remains uncertain at this time, and could harm or continue to harm our business and results of operations.

The regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world continue to impact worldwide economic activity and financial markets. In October 2025, a ceasefire agreement was reached between Israel and Hamas, resulting in a cessation of active hostilities between these parties. However, the situation remains volatile, and there is still a risk of renewed escalation or spillover involving other parties in the region. As a result, we could experience disruptions in our business or the business of our partners, customers, or the economy as a whole, any of which could adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

The regional conflict in the Middle East, the Russia-Ukraine war, and related global economic disruptions on our operational and financial condition will depend on certain developments, including: government responses to the conflicts and wars; the impact of the conflicts and wars on our customers and our sales cycles; their impacts on customer, industry, or technology-based community events; and their effect on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the regional conflict in the Middle East, the Russia-Ukraine war, and other areas of geopolitical tension around the world, and any actions taken by governmental authorities and other third parties in response may also affect our future performance.

As of the date of this Quarterly Report on Form 10-Q, the full impact of the regional conflict in the Middle East, the war between Russia and Ukraine, and related global economic disruptions on our financial condition and results of operations remains uncertain. Furthermore, because of our subscription-based business model, the impact of these factors may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

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

A significant catastrophic event (such as an earthquake, fire, flood, heat wave, hurricane, severe weather, storm, tornado, tsunami, typhoon, volcanic eruption, or other natural disaster), or significant power outage could have an adverse impact on our business, results of operations, and financial condition. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. We have a number of our employees and executive officers located in the San Francisco Bay Area where our U.S. headquarters are located, a region known for seismic activity, rising ocean levels, and increasingly, wildfires and associated flash floods. A significant natural disaster, such as an earthquake, tsunami, wildfire, flood or significant power outage affecting the Bay Area, could have a material adverse impact on our business, results of operations, and financial condition. In the event our or our partners’ abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism, pandemics (such as the outbreak of the novel coronavirus or another public health crisis), protests, riots, armed conflict, and other geopolitical unrest could cause disruptions in our business or the business of our partners, customers, or the economy as a whole.

The risks associated with catastrophic events, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Such events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, the following directors and officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

On August 12, 2025, Mr. Frederic Simon, our consultant and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,200,000 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or November 25, 2026.

On August 28, 2025, Mr. Yoav Landman, our Chief Technical Officer and a member of our Board of Directors, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,735,000 ordinary shares. The plan was originally adopted effective August 23, 2024, and was terminated in an open trading window when Mr. Landman was not in possession of material, nonpublic information related to the Company.

On September 1, 2025, Mr. Landman adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,555,000 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or November 6, 2026.

On September 5, 2025, Ms. Tali Notman, our Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 151,343 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or December 31, 2026.

On September 5, 2025, Mr. Yoseph Sela, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 125,000 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or December 5, 2026.

On September 5, 2025, Ms. Elisa Steele, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 5,471 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or September 5, 2026.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025.

ITEM 6. EXHIBITS

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association of JFrog Ltd.	S-1/A	333-248271	3.2	September 8, 2020
4.1	Specimen share certificate of the Registrant	S-1/A	333-248271	4.1	September 8, 2020
4.2	Description of Share Capital	10-K	001-39492	4.2	February 12, 2021
10.1+	Form of Performance-Based Restricted Share Unit Award Agreement under the Registrant’s 2020 Share Incentive Plan
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date:	November 7, 2025	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	By:		/s/ Eduard Grabscheid
			Name:	Eduard Grabscheid
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)