Form 10-K
period 2025-12-31
JFrog Ltd
filed 2026-02-13
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Ordinary Shares held by non-affiliates of the registrant, based on the closing price of the shares of Ordinary Shares on June 30, 2025 as reported by the Nasdaq Global Select Market on such date was approximately $4.4 billion. Shares of the registrant's Ordinary Shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 6, 2026, the registrant had 119,628,931 Ordinary Shares, NIS 0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2026 annual general meeting of shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions, such as the imposition of tariffs and other non-tariff trade barriers, or regional conflicts on our business, results of operations and financial condition;
•
our ability to successfully defend litigation brought against us;
•
our ability to attract and retain qualified employees and key personnel;

•
the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•
the future trading prices of our ordinary shares; and
•
our ability to maintain or increase our net dollar retention rate.

You should not rely upon forward-looking statements as predictions of future events. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I

Item 1. Business

Overview

JFrog’s goal is to provide a system of record for the software supply chain in the Artificial Intelligence (“AI”) era. As a foundational platform that provides governance, security and trust to enterprise software organizations, JFrog’s unified platform (“JFrog Platform”) allows companies to successfully unify development speed, volume, security, governance and delivery of software applications across hybrid teams of developers, security professionals, Artificial Intelligence/Machine Learning (“AI/ML”) engineers and AI agents. We envision a world where innovative, secure, compliant and trusted software is consumed, built and continuously delivered from any user to any destination; a reality we refer to as “Liquid Software.”

The complimentary practices of DevOps, DevSecOps, DevGovOps, MLOps and AI development are converging within organizations, exposing new challenges in process, security, governance and compliance for software delivery. This unification continues to re-shape the composition of development teams, increase software volume, and expand enterprise digital footprints. As a pioneer in DevOps, DevSecOps, and DevGovOps, JFrog recognizes the unique potential of technology shifts and how they are best adopted within an organization.

A rapidly evolving marketplace demands a new generation of tooling that encompasses the complete software supply chain; a platform that serves many functions in an organization affected by rapid technology adoption. We anticipate that our Platform will continue to grow in relevance and impact, as companies increasingly seek to manage workflows, apply processes, deliver application security and scale their infrastructure efficiently in an AI-first world. JFrog serves demanding enterprises in some of the world’s most complex technology environments, leading the majority of the Fortune 500 to trust JFrog as a system of record across their software development organizations.

Software and the Business Environment

Software’s role has changed from a functional tool to a cornerstone of nearly every company, dictating that the continuous development and release of software is now a mission-critical operation. Beyond providing competitive advantage for companies, the safety and security of data and operations is software-dependent and increasingly influenced by AI.

To meet this need, updating a feature of a software application or AI model, rather than releasing a new version of the entire application, ensures that current solutions are brought to market faster, allowing organizations to be more responsive to their customers’ needs, security concerns and corporate welfare.

The proliferation of open source software, AI and ML models and availability of newer and more efficient software development technologies such as Agentic AI and Generative AI, enable organizations to produce software at an increasing rate. However, with speed can come software supply chain complexity through disparate services, inadvertent adoption of malicious packages, introduced security vulnerabilities, unregulated containers, and unchecked deployment across hybrid and multi-cloud environments. Organizations’ existing approaches can create silos and bottlenecks around critical steps, such as planning, curating, building, testing, securing, and delivering intelligent software. The merging of new technologies with legacy approaches has placed significant strain on traditional software workflows, which are even further complicated by the introduction of these AI components.

The DevOps, DevSecOps, DevGovOps, MLOps, and AI Development Workflows

DevOps is a maturing discipline that integrates software development and operations, shortening, automating, and improving the software build and release workflow. DevOps is a combination of technologies, methodologies, and culture that powers a continuous, fast, and secure software release cycle. DevOps is increasingly influenced by AI, such as generative coding assistants and AI agents.

The DevSecOps workflow spans the DevOps workflow, but with the addition of security capabilities, including the planning, curating, coding, building, securing, and testing of software components by developers, to the secure releasing, deploying, operating, and monitoring of that software by operators. Sometimes dubbed “shifting left,” DevSecOps integrates security practices across the DevOps workflow for early detection of issues and ongoing software security throughout the software’s lifecycle. JFrog provides the common ground for software developers, security teams, and IT operators, making it integral to the DevOps and DevSecOps workflows to create trusted software releases. DevSecOps is emerging as a key use case for AI technologies, such as those that provide AI agent-driven remediation of security vulnerabilities or agents that provide contextualized security analysis.

Compounding the DevOps and DevSecOps workflows, increasing AI and MLOps processes combine the work of developers, AI agents, data scientists, and ML engineering teams who build, train, and deploy AI technologies - such as ML models - with operational motions that bring these models and AI-empowering technologies into production as part of applications.

“DevGovOps” is an emerging discipline and framework that aims to merge DevOps and DevSecOps practices with the evolving business needs of governance over software releases. DevGovOps aims to automate governance, policies, control gates and business operations around software delivery directly within existing software supply chain processes.

The convergence of DevOps, DevSecOps, DevGovOps, and AI/MLOps solutions into a foundational platform allows JFrog to address multiple processes simultaneously, enabling more rapid, intelligent, confident, and compliant application delivery across a business.

Code Versus Software Packages & Artifacts

Modern society heavily relies on software, and most individuals understand that software comes from code generated by software developers and, increasingly, AI agents and coding assistants. But software, in code form, doesn’t equate to an application. Code is built (i.e., transformed) into binary files (or “software packages” and “artifacts”) that allow it to run alongside other components as a complete application for consumers as it runs on a server or device. The vast majority of technologies today are built using only a small percentage of original source code written by developers or generative AI, with an estimated >80% of an application’s binaries (including containers, traditional software packages and AI/ML models) coming from open source, existing software. JFrog’s unified platform is designed to universally secure, manage and deploy all types of software artifacts within an organization, making it the system of record for an organization’s software, whether bespoke by hybrid development teams or consumed from a third party.

Increasingly, the need to manage software components is being heavily influenced by the emerging needs to manage ML models (and large language models), AI technologies, and their dependencies. The increasingly large volumes and complexity of packages within an organization’s software supply chain requires a new, systematic, AI agent-ready, and automated approach to trusted management of packages. Tracking and managing software at the package level enables organizations to make incremental updates to packages and models, delivering trusted software and bills of materials alongside their software releases. Universal package management allows software releases to be continuous, and capable of handling the volume, variety, security, and velocity of trusted software required today.

Our Platform

The JFrog Platform connects all of the processes involved in building and releasing software, enabling trust by offering a single source of truth for all software release inputs and outputs. We empower our customers to shorten their software and AI technology release cycles, and enable the continuous flow of current, secure, up-to-date software from any source to any distributed edge. Our platform is designed to be agnostic to the programming languages, source code repositories, public hubs, and development technologies that our customers use, as well as the type of production environments to which they deploy.

The JFrog Platform allows customers to compile software from source code repositories, curate the importation of external software packages and AI models, manage the dependencies among components within software packages, keep these packages under a single universal repository, manage and automate the usage of open source models, libraries and packages, scan for vulnerabilities through various stages and contexts, distribute to endpoints, and deploy securely to production, all through a single user access point or via model context protocol (“MCP”) functionality for AI agents. This complete process is often referred to as management and securing of the “software supply chain.”

Since JFrog’s inception with the creation of the software package management category (“JFrog Artifactory”), we have consistently innovated and added new solutions to expand the capabilities of our platform in demand of modern enterprises.

The JFrog Platform

Solutions

JFrog Platform solutions enable enterprise DevOps, DevSecOps, and AI/MLOps development teams to efficiently and securely collaborate to deliver traceable and trusted software at near-infinite scale.

•
JFrog Artifactory. JFrog Artifactory provides core functionality to the JFrog Platform as the “single source of truth” for an organizations’ software artifacts. It allows teams and organizations to store, update, and manage software packages at any scale, ensuring all artifacts being deployed are current, secure, and trusted. As an AI Model Registry, Container Registry and universal binary manager, JFrog Artifactory supports all major software package technologies, and can be seamlessly deployed on public clouds, in multi-cloud environments, on-premises, in a private cloud, and across hybrid environments. JFrog Artifactory ensures consistency, trust, governance, and automation in the rapidly evolving software release process.

For data science and MLOps teams, JFrog Artifactory also manages AI/ML models - the fuel of expanding AI technologies - and their dependencies as part of a new generation of companies’ AI-driven applications. We believe JFrog uniquely unites AI-powered development with DevSecOps best practices to create a universal software supply chain across an organization.

•
JFrog Curation. JFrog Curation functions as a guardian outside the software development pipeline, controlling the admission of packages and AI models into an organization, primarily from open source or public repositories. These repositories are consistently subjected to novel supply chain attacks, leading many companies to seek a package “firewall” to protect against malicious activity. Customers use JFrog Curation to build policies around the entry or blocking of any software packages into a company’s repositories based on multiple factors such as age, version number, security risk, release timelines, target environments, and other metadata. JFrog Curation relies on the JFrog Catalog of open-source package information, with over 4 million unique packages and their advanced metadata available. JFrog Curation is an optional add-on as part of select JFrog Platform enterprise subscriptions, while JFrog AI Catalog is offered as an extension of JFrog Curation specifically designed for AI/ML models and technology curation.
•
JFrog Xray (Security Essentials). JFrog Xray continuously scans JFrog Artifactory to secure all software packages stored in it. JFrog Xray analyzes software packages at a binary level, utilizing the metadata stored in JFrog Artifactory to accurately uncover potential vulnerabilities, policy violations, and open source software license compliance issues. JFrog Xray also provides unique security information to customers that is derived from a dedicated security research team that uncovers vulnerabilities in public and private repositories.
•
JFrog Advanced Security. JFrog Advanced Security offers in-depth binary and contextual scanning to examine data that is not accessible via package managers, software bill of materials or typical metadata. Natively integrated with JFrog’s Artifactory binary repository and JFrog Xray’s software composition analysis solutions, JFrog Advanced Security capabilities, including source code scanning (“SAST”), secrets detection, contextual analysis, Infrastructure as Code (“IaC”) scanning, container scanning, malicious machine learning model detection IDE extension security, transitive contextual analysis, AI agentic remediation capabilities, MCP scanning, and more, offering holistic coverage for software supply chain security at scale. JFrog Advanced Security is an optional add-on functionality for select JFrog subscriptions.
•
JFrog Runtime Security. JFrog Runtime Security is an optional add-on for or included in select JFrog subscriptions that is designed to work seamlessly with other JFrog Security solutions. It offers insight into runtime environments (such as Kubernetes clusters), delivering full visibility and traceability of potentially compromising software components for DevOps and Security teams.
•
JFrog Distribution. JFrog Distribution provides reliable, scalable, and secure software package distribution with enterprise-grade performance. It uses proprietary technology to reliably distribute packages to multiple locations and update them as new release versions are produced. JFrog Distribution offers native support for the major package technologies, allowing for smooth integrations.
•
JFrog Connect. JFrog Connect is a connected device management solution that allows companies to manage software updates and monitor performance across Internet of Things (“IoT”) device fleets from anywhere in the world. JFrog Connect scales to automate secure software package delivery across the development-to-device lifecycle.
•
JFrog ML. JFrog ML is a platform-integrated solution designed for data science and AI/MLOps teams to transform and store data, build, train, secure, and deploy models, and monitor the entire Machine Learning and Artificial Intelligence pipelines (including public, bespoke, and large language models) as part of the JFrog Platform.
•
JFrog AI Catalog. The JFrog AI Catalog is offered as an extension of JFrog Curation functionality that allows companies to secure, govern, consume and deploy AI technologies, including first- and third-party ML models. This allows organizations to confidently build specialized AI-agentic solutions and integrate AI services into their software supply chains. JFrog’s partnership with Hugging Face (a leading public hub for ML models and AI-related software packages) allows in-workflow adoption of AI and ML models from the world’s largest open-source model hub, while ensuring security, compliance and governance over AI technologies.
•
JFrog AppTrust. JFrog AppTrust is an optional component within the JFrog Platform that provides companies with application risk governance to help address the growing demands of emerging “DevGovOps” requirements. AppTrust helps enterprises manage audit and compliance needs across their software supply chains, complete with cryptographically signed evidence across release requirements to help ensure quality, speed, and security needs are met.

Benefits to Our Customers

•
End-to-end, unified platform. We provide a central, unified platform for our customers’ software release needs with our universal package management solution, JFrog Artifactory, at its core and a portfolio of adjacent solutions including build integration, workflow automation, software supply chain security, and deployment. We designed our products to integrate with each other natively, with a unified user interface, as well as integrate easily with AI agents and other technologies via our MCP server. This allows organizations to effectively and efficiently manage the full software supply chain through access points best for the digital and human user in the era of AI.
•
A single source of truth for the digital organization. We designed JFrog Artifactory to be the only software package repository that an organization needs. By securely storing, monitoring, and distributing software packages created inside and outside an organization or by AI technologies, we provide a single, trusted local repository that any user within an organization can rely on, serving as the system of record for all of the software in an organization. JFrog Artifactory automatically caches updated software packages from both external and internal repositories, ensuring that an organization always has the latest, validated packages available.
•
Acceleration through automation. Our platform accelerates the software release cycle by enabling the automation of workflows across teams and providing tight coordination between development, security, data science, AI/ML and operations groups, removing silos within organizations’ software release processes. We seamlessly integrate with source code repositories to push software updates and to manage software package flows between all software release gates seamlessly and continuously, offering a uniquely efficient way to orchestrate software release from build to deploy.

•
Fit-to-purpose hybrid and multi-cloud deployment. We empower organizations to release AI technologies and software applications that are execution-ready across any number of different production environments. JFrog cloud-native platform supports public cloud, on-premises, private cloud, multi-cloud, and hybrid deployments, helping organizations avoid vendor lock-in and allowing software developers, security, AI/ML teams, and IT operators across an organization to use our products in any chosen environment. Our unique model offers the same product in the cloud and on-premises, so users can work and deploy in any environment based on workload or business needs.
•
Scalable across the organization. Proprietary technology allows our platform to seamlessly scale across even the largest of customers and deployments. Our platform supports a wide variety of enterprise-scale storage and retention capabilities and also accommodates spikes in usage without compromised performance. The JFrog Platform supports High Availability cluster configuration, in which redundant components are created to maximize network uptime and can therefore seamlessly serve nearly any number of concurrent users, build servers, and human or agentic interactions.
•
Trusted and secure. We enable organizations to analyze software packages and AI technologies such as ML models for vulnerabilities, rapid, agentic remediation, license compliance, and quality issues in near real-time. Our fully integrated security solutions enable continuous automation of security policies from before a package enters the organization through to deployment to the runtime. Our platform embeds security into the DevOps and AI/MLOps work streams, creating a seamless DevSecOps and MLSecOps flow that allows organizations to have speed and control in the software release cycle. All software artifacts on our platform are fully traceable, ensuring the accuracy and reliability of software applications. To enhance application quality while minimizing risk, our security controls offer customizable governance policies to specific software packages and complete auditing capabilities and business impact analysis.

Business Model

We combine bottom-up and top-down approaches in our go-to-market model. The bottom-up approach is community focused, driving increased usage of our products, in which we focus on demonstrating the value that our products can provide to software developers, security teams, data scientists, and IT operators. Increasingly, we have adopted a top-down motion for full platform adoption that focuses on enterprise values for both new and expansion business. To support growth of large strategic customers, JFrog also empowers a direct sales team supported by dedicated DevSecOps technical staff. We strive to make software developers, security teams, AI/MLOps teams, and IT operators more efficient, effective, and productive, and create champions of JFrog in the process. In an increasingly AI-influenced development cycle, we continue to demonstrate criticality across digitally-hybrid teams that combine Generative AI and Agentic AI with traditional development, maximizing JFrog value.

•
Our go-to-market strategy.
o
Make software developers, security teams, AI/ML engineers, and IT operators successful. Our product innovation, thought leadership in software supply chain management and security, and knowledge sharing with software developer, security teams, AI/ML engineers, and IT operator communities engender trust that fuels increased usage of our products. We enable our users to stand out for the value they deliver to their organizations, making others within their organizations want to adopt our products to emulate their success.
o
Enable user freedom of choice. We are agnostic to the types of technologies a software developer or IT operator may choose to use, which we believe provides us with a competitive advantage. Our platform is designed to quickly and seamlessly add support for new package technologies and AI-powered frameworks as they arise.
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
•
Multiple tiers of subscriptions. Our subscription structure is aligned with the way we have built our product platform, with JFrog Artifactory at the core of each subscription and a portfolio of specific solutions and services that differ by subscription tier. Our pricing model aligns the value we deliver with our customers’ needs as they dynamically scale to match technology adoption and autonomous technologies.
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

•
JFrog Pro. JFrog Pro is cloud-only subscription that provides access only to the universal version of JFrog Artifactory and ongoing updates and upgrades. It includes Container Registry and ML Model Registry capabilities.
•
JFrog Pro X. JFrog Pro X is a self-managed-only subscription that provides the same features as JFrog Pro with the addition of JFrog Xray basic scanning functionality and license compliance, along with service-level agreement (“SLA”) support.
•
JFrog Enterprise X. JFrog Enterprise X provides the same features as JFrog Pro X with the addition of High Availability cluster configuration, federated repositories, multi-region replication, and JFrog Mission Control, enabling larger enterprise-scale deployments, and SLA support as well as deeper security features. JFrog Enterprise X customers are also able to purchase suites of JFrog security and/or IoT products and are granted access to JFrog and GitHub integrations including GitHub Copilot and GitHub Advanced Security integrations designed for a single platform experience for developers. Optional functionality may include advanced management for AI/ML development lifecycles and AI Catalog functionality
•
JFrog Enterprise+ (Enterprise Plus). JFrog Enterprise Plus provides the same features as JFrog Enterprise X, with the addition of JFrog Distribution, Access Federation, private content delivery network cloud capabilities, and private edge nodes. JFrog Enterprise Plus is our full platform subscription option, delivering our entire suite of products and functionality, as well as Private Distribution Network capabilities. JFrog Enterprise Plus customers are also able to purchase the full suite of JFrog security and/or IoT products and are granted access to JFrog and GitHub integrations, including GitHub Copilot and GitHub Advanced Security integrations designed for a single platform experience for developers. Optional functionality may include advanced management for AI/ML development lifecycles and AI Catalog functionality, as well as advanced DevGovOps functionality for customers seeking to enhance their application risk governance posture
•
JFrog ML, with features to help data science and ML engineering teams build, test and deploy ML models into the software development pipeline, is available to Enterprise X and Enterprise Plus customers.
•
Additional, optional subscription components.
o
JFrog Advanced Security, with functionality for SAST, IaC scanning, container scanning, contextual analysis, agentic remediation, transitive dependency scanning, AI code validation and more, is available through optional, add-on subscription for Enterprise X and Enterprise Plus subscribers, as well as through private offers in the cloud marketplaces.
o
JFrog Runtime Security, with functionality that provides in-depth security monitoring and analysis of production environments, is available as an optional, add-on subscription for customers already utilizing JFrog Advanced Security.
o
JFrog Curation functions as a guardian outside the software development pipeline, controlling the admission of packages into an organization, primarily from open source or public repositories. JFrog’s AI Catalog is an optional addition to JFrog Curation in some subscriptions, extending curating and access policy management to AI and ML technologies.

o
JFrog Connect functionality for IoT devices is available for separate purchase as a means to control updates and deployments to device fleets.
o
“Unified Security,” “Ultimate Security,” “Unified MLOps,” and “Ultimate MLOps” bundles create feature-level purchasing options for customers, who wish to focus on specific product capabilities that enhance their business.

We have an unwavering commitment to the software developer, AI/MLOps teams, security teams, and IT operator communities, and demonstrate this commitment by offering varying forms of free access to our products in addition to the paid subscriptions described above. This free access takes the form of free trials and open source software and helps generate demand for our paid offerings within these communities.

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

Growth Strategies

We intend to pursue the following growth strategies:

•
Extend our technology leadership. We expect to continue to invest in building new capabilities and extending our platform to bring the power of software supply chain management to a broader range of use cases, including maturation of security solutions for DevSecOps, expansion of AI-enabling technologies including MLOps, and continuing to enable DevOps solutions for distributing to the edge. Additionally, we believe acquiring new technologies to complement our organic innovation efforts may help us rapidly adapt to address the evolving needs of the market and drive increased value for our customers.
•
Expand within our existing customer base. We have demonstrated a differentiated ability to retain customers, expand existing customer usage, and cross-sell a broader set of products and features within an organization. Our net dollar retention rate of 119% as of December 31, 2025, highlights the increasing value of our products to our customer base. While maintaining our self-service and inbound sales model, we intend to continue to expand our strategic sales team to identify new use cases and drive expansion and standardization on JFrog’s Software Supply Chain Platform.
•
Acquire new customers. Our free trial subscription options and open source version of JFrog Artifactory increase software developer, security and IT operator familiarity with our products, and allow for low-friction product adoption. AI-powered and MLOps functionality may expose JFrog solutions to new audiences such as AI/machine learning Engineers and Data Scientists. DevGovOps functionality may allow us to penetrate high-budget departments within legal, compliance and governance organizations. Additionally, we have steadily grown our international presence since inception and intend to continue to expand regionally as AI, DevOps and DevSecOps practices are increasingly adopted around the world.
•
Expand and develop our technology partnership ecosystem. We have designed our platform to work with the major package technologies and source code tooling providers, and to be deployed in any environment, allowing our technology partners to better serve their customers. We also intend to cultivate and leverage channel and alliance partners, including cloud providers, to grow our market presence and drive greater sales efficiency.

Customers

During 2025, we revised our customer logo methodology to eliminate friction for our customers and sales teams to better align with global go-to-market practices, which resulted in the consolidation of certain organizations with multiple subsidiaries into a single entity. As of December 31, 2025, we had a global customer base of approximately 6,600 organizations across all industries and sizes, including approximately 83% of Fortune 100 organizations.

As of December 31, 2025, 1,168 of our customers had annual recurring revenue (“ARR”) of $100,000 or more, increasing from 1,018 customers as of December 31, 2024, accounting for 77% and 72% of our ARR, respectively. We had 74 customers with ARR of at least $1.0 million as of December 31, 2025, increasing from 52 customers as of December 31, 2024. For the year ended December 31, 2025, our 10 largest customers represented approximately 9% of our total revenue. Additionally, approximately 40% of our revenue was generated from customers outside of the United States. All references to our customers included in this Annual Report refer to paying customers.

Technology

Our proprietary technology, fueled by our optimized database architecture, enables best-in-class reliability, scalability, and performance.

Our technology includes the following key attributes:

•
Universal package management. The center of our platform, JFrog Artifactory, stores software packages and manages the metadata from major package technologies, including Docker, OCI, Debian, RPM, Go, Helm, Kubernetes, NPM, NuGet, Python, Java, Rust, NVIDIA NIM, and ML models and datasets. Our platform is designed to quickly and seamlessly add support for new package technologies as they arise, ensuring a comprehensive view of an organization’s software supply chain.
•
Curated public repositories. JFrog Artifactory automatically queries third-party repositories and allows organizations to exert choice and governance in the software packages they cache. This enables our customers to better maintain control and security via the blacklisting or whitelisting of certain components. Additionally, our partnership with Hugging Face allows for a seamless experience for developers looking to secure and pull AI technologies and software packages from a world-standard ML hub.
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
•
Machine learning security. Scanners that identify malicious behavior or vulnerabilities embedded in ML model files of different formats. Scanners can also suggest AI-generated remediation actions to users upon detection of a security issue.
•
Machine learning filtering. JFrog AI Catalog enables users to identify and control the ML models used within the organization. By using AI Catalog as a database of open source models and their advanced metadata, AI Catalog applies policies to govern the usage of ML models across projects and supports both file models and service models that are controlled through a Gateway.

•
Package admission filtering. JFrog Curation acts as a firewall for open source and third party packages coming from public repositories. By using JFrog Catalog as a database of open source packages and their advanced metadata, Curation applies policies to govern the admission of new package versions into the company’s repositories.
•
Trusted, governed software supply chain releases. JFrog AppTrust controls the lifecycle of software releases across the software supply chain. By defining applications, lifecycle promotion control points and policies, the progression of software releases is managed across different maturity phases and checked for policy compliance. Signed evidence in Artifactory, including evidence originating from third parties, are used to evaluate and record promotion decisions.
•
Hierarchical graph of software packages. By tracking against a database of known vulnerabilities, our platform provides continuous security and analysis of software packages in the development environment, making it less likely for vulnerable components to reach production.
•
Easy user extensions. Workers allow customers to extend the functionality of our platform, providing a simple way to add functionality and react to platform events by executing custom code that runs in a secure sandbox.
•
Global federation of repositories. The ability to have bi-directional content synchronization across multi-site, globally distributed repositories, used for disaster recovery and geo-location transparency.
•
Machine learning lifecycle management. End-to-end platform for development of ML applications and management of their versioned software components, including model and dataset registry, feature store, security scanning, model experiment tracking, model promotion, deployment, serving and monitoring.

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

Our enterprise-level and geography-focused field marketing functions support our strategic sales team, providing an account-based approach to drive expansion of JFrog solutions amongst our largest customers and prospects. Additionally, we engage with prospective end-users through user-centered events, including JFrog swampUP, our annual, global DevOps, DevSecOps, DevGovOps and MLOps user conference, hands-on training events, persona-driven events, and co-marketing activities with technology partners and large cloud platforms.

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

Our customer success teams are focused on enabling organizations to realize the full benefits of our platform by helping them advance DevOps, DevSecOps, DevGovOps, and MLOps practices and promoting the adoption of additional products and more advanced functionality of our platform. We intend to continue to expand our strategic sales team to identify new use cases and drive expansion and standardization on JFrog within our largest customers.

Competition

We compete in the DevOps, DecSecOps, AI/MLOps and emerging DevGovOps markets on the basis of a number of factors, including:

•
ability to provide an end-to-end, unified platform for secure software supply chain workflows;
•
ability to provide security solutions across software developers and enterprise workflows;
•
ability to provide machine learning operation solutions across enterprise workflows;
•
ability to provide compliance and governance automation embedded within enterprise workflows;
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

Our research and development team consists of our architects, software engineers, security experts, DevOps engineers, AI/ML experts, product management, quality assurance, and data collection teams. We intend to continue to invest in our research and development capabilities to extend our platform and products.

Intellectual Property

Our success depends in part on our ability to protect our intellectual property. We rely on a combination of copyrights and trade secret laws, patents, confidentiality procedures, employment agreements, license agreements, invention assignment agreements, and trademarks to establish and protect our intellectual property rights, including our proprietary technology, software, know-how, and brand.

As of December 31, 2025, we hold a number of active patents and have filed patent applications both in the U.S. and in other countries. Our patent applications may result in the issuance of a patent or the examination process may require us to narrow our claims. Our patents issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. In addition, we have international operations and intend to continue to expand these operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

We control access to, and use of, our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international copyright and trade secret laws. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation, and other proprietary information. Our policy requires employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, and other processes generated by them on our behalf and agreeing to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K for a more comprehensive description of risks related to our intellectual property.

Although we utilize intellectual property rights, as well as contractual protections to establish and protect our proprietary rights, we believe that the technological and creative skills of our personnel, creation of new modules, features, functionality, products, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position.

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

Employees and Human Capital

Our Board of Directors and its committees share oversight of our human capital management strategy. We conduct talent reviews as well as annual succession planning and the Board of Directors receives updates from senior management regarding succession planning, management talent assessment, and employee attrition. The Compensation Committee of the Board oversees our approach to human capital and our overall compensation philosophy, policies, and programs, ensuring their respective alignment with our human capital strategy. The Audit Committee of the Board reviews with management our ethics and compliance programs for human capital and workplace-related issues. The Nominating and Corporate Governance Committee oversees our approach to diversity as part of its broader oversight of our sustainability strategy and initiatives.

As of December 31, 2025, we had a total of approximately 1,800 employees globally, including approximately 950 employees located in Israel and approximately 400 employees in the United States. None of our employees are represented by labor unions or, except for our employees in France and Spain, is covered by collective bargaining agreements.

Recruiting, Training and Development

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees and consultants. We attract new employees by advertising on our JFrog careers website and on LinkedIn, as well as leveraging our employee referral program, and when necessary, engaging external recruiting partners. In order to meet our professional development objectives, we have implemented several formal and informal cross-company training programs to train new managers and employees with the skills to embark on a successful career at JFrog. In addition to annual performance reviews and merit-based compensation, we also encourage employees and their managers to maintain an open dialogue on progress throughout the year. Moreover, we focus on providing each employee a career path and professional development opportunities.

Everyone Counts, Everyone Matters

We recognize and view equality as key to our success. We strive to foster a culture where all of our employees feel they are respected and treated equally, regardless of gender, race, ethnicity, ancestry, color, age (40 and above), disability, sexual orientation, gender identity, gender expression, marital status, national origin, veteran status, pregnancy, reproductive health decision making, HIV/AIDS status, cultural background, religious belief, genetic information status, or domestic violence status. We aim to foster a workplace culture that values different perspectives, provides fair treatment for all employees, and creates opportunities for everyone to contribute and advance.

We continue to support equal opportunity in hiring and conduct mandatory non-discrimination and anti-harassment training for all employees. For example, our workforce is diverse both in ethnicity and gender, including and up to the highest level of management, where three of our 10-member board of directors and four of our 11-member executive management team are women.

Compensation and Benefits

Our compensation policy is designed to attract, retain, and reward personnel. In addition to competitive base salaries and other cash compensation, we offer equity incentive plans that align the interest of our employees with our shareholders by motivating individuals to perform to the best of their abilities and achieve our business objectives, thereby driving the success of our company and increasing shareholder value.

Workforce Health and Safety

In addition to traditional employee benefits, we have implemented a number of initiatives to support the well-being, safety and health of our employees. We provide comprehensive health and wellness benefits appropriate for each jurisdiction in which we have employees. Additionally, we are committed to workplace safety and security through office maintenance, employee training, and emergency protocols.

Corporate Information

We were incorporated under the laws of the State of Israel on April 28, 2008. We are registered with the Registrar of Companies under the company number 514130491. Our main place of business in the United States is located at 270 E. Caribbean Drive, Sunnyvale, California 94089. Our telephone number at this address is (408) 329-1540. Our registered office is located at 3 HaMachshev Street, Netanya, 4250465, Israel. Our telephone number at this address is + 972 (9)-894-1444. Our agent for service of process in the United States is JFrog, Inc.

“JFrog,” our logo, and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of JFrog Ltd. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Available Information

Our website address is https://www.jfrog.com, our investor relations website is https://investors.jfrog.com, our blog https://www.jfrog.com/blog and our X account is @JFrog. We have used, and intend to continue to use, our website, investor relations website, our blog and X accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. More specifically, such disclosures will be included on our investor relations website under the heading “News” from time to time. Accordingly, investors should monitor such portions of our website. In addition, the following filings are available through our investor relations website after we file them with the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our annual meeting of shareholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is https://www.sec.gov.

We webcast our earnings calls and certain events in which we participate or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines, global code of business conduct and ethics, and committee charters is also available on our investor relations website. Information contained on, or that can be accessed through, the websites provided does not constitute part of this Annual Report on Form 10-K or in any other report or document we file with the SEC, and inclusions of website addresses in this Annual Report on Form 10-K are inactive textual references only.

Item 1A. Risk Factors

Investing in our ordinary shares involves a high degree of risk. A description of the risks and uncertainties associated with our business and ownership of our ordinary shares is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. In that event, the market price of our ordinary shares could decline and you could lose all or part of your investment.

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
•
customers’ adoption of our products and our ability to develop new products or enhancements to existing products and to bring them to market in a timely manner;
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

•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions, such as the imposition of tariffs and other non-tariff trade barriers, or regional conflict on our business, results of operations and financial condition;
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

We have experienced significant growth and increased demand for our products over time. Our total revenues for the years ended December 31, 2025, 2024, and 2023 were $531.8 million, $428.5 million, and $349.9 million, respectively, representing a growth rate of 24% and 22% for the years ended December 31, 2025 and 2024, respectively. Our employee headcount has also increased from approximately 1,600 as of December 31, 2024 to approximately 1,800 as of December 31, 2025. As of December 31, 2025, 1,168 of our customers had ARR of $100,000 or more, increasing from 1,018 customers as of December 31, 2024, and 74 of our customers had ARR of $1,000,000 or more, increasing from 52 customers as of December 31, 2024. We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with cloud providers, technology partners, other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

In 2025, we released multiple JFrog Platform features across our core functionalities in DevOps, DevSecOps, DevGovOps and AI/MLOps, as we continued to expand our position as the system of record for the unified software release lifecycle. We released significant enhancements to our platform, including the release of agentic security capabilities, AI Catalog and JFrog AppTrust for DevGovOps and compliance. We also released new subscription bundles to align more closely with the emerging market needs around application security and AI development. These enhancements and releases represent continuing expansion within and beyond our core DevOps business, delving more deeply into DevSecOps, DevGovOps and AI/MLOps. We may not be able to sustain the pace of improvements to our products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.

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

As noted above, our total revenues for the years ended December 31, 2025, 2024, and 2023 were $531.8 million, $428.5 million, and $349.9 million, respectively, representing a growth rate of 24% and 22% for the years ended December 31, 2025 and 2024, respectively. You should not rely on the results of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in future periods. Many factors may contribute to declines in our growth rate, including but not limited to:

•
greater market penetration,
•
increased competition,
•
market consolidation,
•
slowing demand for our platform,
•
a failure by us to continue capitalizing on growth opportunities,
•
the maturation of our business,
•
protracted global disputes,
•
the imposition of tariffs and other non-tariff trade barriers, and
•
global economic downturn.

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

Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, and cash flow, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include, but not limited to:

•
our ability to attract and retain new customers;
•
the loss of existing customers;
•
renewals and timing of renewals;
•
customer usage of our products;
•
customer satisfaction with our product capabilities and customer support;

•
our ability to expand sales within our existing customers;
•
our ability to gain new partners and retain existing partners;
•
customers may increase or decrease the number of elements of our subscriptions or may negotiate pricing changes upon any renewals of customer subscriptions;
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
•
decisions by potential customers to develop in-house DevOps, DevSecOps, DevGovOps, and MLOps solutions as alternatives to our products;
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
•
resulting downtime from network outages (including, without limitation, possible outages with public cloud providers);
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
•
fluctuations in foreign currency exchange rates; and

•
the impact of political uncertainty or unrest, other areas of geopolitical tension around the world, or the worsening of regional conflicts or tensions and any related global economic disruptions, including as a result of the imposition of tariffs and other non-tariff trade barriers.

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

Although we have achieved positive operating cash flow and free cash flow, we have incurred annual losses since our inception. We incurred a net loss of $71.8 million, $69.2 million and $61.3 million in the years ended December 31, 2025, 2024 and 2023, respectively. As a result, we had an accumulated deficit of $431.5 million as of December 31, 2025. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our products, broaden our customer base, expand our sales and marketing activities, including strengthening our customer success team and continuing to invest in our strategic sales team, expanding our operations, hiring additional employees, investing in larger lease spaces for employees, and continuing to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including but not limited to slowing demand for our products, increasing competition, or changes in macroeconomic conditions. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining positive operating cash flow and free cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

The markets for our products are maturing and may evolve more slowly or differently than we expect. Our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving markets.

The markets for our products are maturing in ways we may be unable to anticipate accurately. Accordingly, it is difficult to predict customer adoption and renewals and demand for our products, the entry of competitive products, the success of existing competitive products, or the future growth rate, expansion, longevity, and the size of the DevOps, DevSecOps, AI/MLOps, and software release management software markets. The expansion of, and our ability to penetrate, these evolving markets depends on a number of factors, including, but not limited to, the cost, performance, and perceived value associated with DevOps, DevSecOps, DevGovOps, and AI/MLOps technologies, as well as the ability of DevOps workflows to improve critical steps in the lifecycle of software, including managing software security. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including our products, may be negatively affected. If DevOps, DevSecOps, DevGovOps, AI/MLOps, and software release management software do not continue to achieve market acceptance, or there is a reduction in demand caused by decreased customer acceptance, technological challenges, weakening economic conditions, privacy, data protection and data security concerns, governmental regulation, competing technologies and products, or decreases in information technology or other spending, the market for our products might not continue to develop or might develop more slowly than we expect, which could adversely affect our business, financial condition, and results of operations.

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

In order to provide value for our customers, we must offer a platform that allows our customers to consume source code and open source libraries from repositories, manage the dependencies among components within software packages, move packages and ML models to a universal repository, ingest packages from third parties, including open source libraries, scan for vulnerabilities through various stages, distribute to endpoints, and deploy in production, all through a single user access point. The success of any new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the quality of our product and the user experience, our ability to manage the risks associated with new product releases, the effective management of development and other spending in connection with anticipated demand for new products, and the availability of newly developed products. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and delays in releasing new products, deployment options, and product enhancements and may have similar experiences in the future. As a result, some of our customers may either defer purchasing our products until the next upgrade is released or switch to a competitor if we are not able to keep up with technological developments. For example, AI and ML may change the way our industry operates, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. In addition, if defects are not discovered until after customers purchase our products, our customers could lose confidence in the quality of our products and our reputation and brand may be harmed. If significant bugs, errors, or other defects or deficiencies are not discovered and patched in a timely manner, unauthorized parties could gain access to such products. Any negative publicity related to the perceived quality of our products could harm our business, results of operations, and financial condition. See also, “We have acquired, and may in the future acquire, complementary businesses which could require significant management attention, disrupt our business, dilute shareholder value, and adversely affect our results of operations.” in this Part I, Item 1A.

We may not be able to compete successfully against current and future competitors, some of whom have greater financial, technical, and other resources than we do. If we do not compete successfully, our business, financial condition, and results of operations could be harmed.

Our platform consists of multiple products in DevOps, DevSecOps, DevGovOps, and AI/MLOps, and we compete in each product category as well as at the entire platform level. The market for our products is highly fragmented, quickly evolving, and subject to rapid changes in technology. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including, but not limited to, the following:

•
ability to provide an end-to-end, unified platform solution for the DevOps, DevSecOps, DevGovOps, and AI/MLOps workflows;
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
•
ability to deploy our products in any combination of cloud, multi-cloud, on-premises, or hybrid environments;
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
•
Security point solutions. Some security-focused companies may compete with a subset of JFrog’s holistic security offerings or address only developer-level security, such as Aqua Security, Snyk, Checkmarx, Sonatype, and Synopsys.

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

Our subscription structure is aligned with the way we have built our platform, and JFrog Artifactory is at the center of our platform and all subscriptions. Accordingly, market acceptance of JFrog Artifactory is critical to our success. If demand for JFrog Artifactory declines, the demand for our other products will also decline. Demand for JFrog Artifactory is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of JFrog Artifactory and products by customers for existing and new use cases, the timing of development and release of new features, functionality, and lower cost alternatives introduced by our competitors, technological changes and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demand, if our products fail to compete with the products of our competitors, if we fail to achieve more widespread market acceptance of JFrog Artifactory, or if our platform and products fail to meet statutory, regulatory, contractual, or other applicable requirements, then our business, results of operations, and financial condition would be harmed.

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

Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high rates of employee attrition. We rely on the continued service of our engineering personnel because of the complexity of our products. There is currently a high demand for experienced professionals in all areas required to run a complex, multinational business, including engineering and other technical roles. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, specifically for engineers for research and development, security experts, and support positions, and such competition can result in increasing wages. Therefore, we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, changes in U.S. immigration laws, regulations, policies, or their interpretation or implementation (including the availability, timing, or cost of work authorization such as H-1B visas) could make it more difficult or more expensive to hire and retain qualified personnel to work in the United States, which could adversely affect our business, financial condition, and results of operations.

Our recent hires and planned hires may not be as productive as we expect, and we may face challenges in hiring, integrating, or retaining sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have, and due to our profile and market position, such competitors actively seek to hire skilled personnel away from us, even if such employees have entered into a non-compete agreement with us. Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer recognized by the courts, such as the protection of a company’s trade secrets or other intellectual property. We may not be able to make such a demonstration.

In addition, in making employment decisions, particularly in the internet, software, and high-technology industries, job candidates often consider the value of the total compensation that may include equity, bonus, commissions, and other benefits that they may receive in connection with their employment. Employees may be more likely to leave us if the trading price of our ordinary shares significantly appreciated or significantly declined in value. The resulting direct effect on the value of employee equity awards and perceived compensation, may adversely affect our ability to recruit and retain employees. If we fail to attract new personnel or fail to retain our current personnel, our business and growth prospects could be harmed.

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

It is possible for competitors to develop their own software based on our open source version of JFrog Artifactory. Although this software would also need to be made available for free under the AGPL, it could reduce the demand for our products and put pricing pressure on our subscriptions. We cannot guarantee that we will be able to compete successfully against current and future competitors, some of which may have greater resources than we have, or that competitive pressure or the availability of new open source software will not result in price reductions, reduced operating margins, and loss of market share, any one of which could harm our business, financial condition, results of operations, and cash flows.

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

In addition, we have historically experienced seasonality in usage patterns by users of our SaaS subscriptions. We typically experience reduced usage by our customers during holiday periods, particularly at the end of the fourth quarter. As revenue from our SaaS subscriptions includes usage-based overage above minimum commitments, the changes in usage patterns may negatively affect revenues from our SaaS subscriptions and our results of operations.

A real or perceived defect, security vulnerability, error, or performance failure in our platform could cause us to lose revenue, expose us to liability, and damage our reputation.

Our products are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, or security vulnerabilities, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors, or other performance failures could cause breach of contractual provisions, thereby exposing us to liabilities, termination of agreements, loss of customers or revenue, order cancellations, service terminations, damage to our reputation, or lack of market acceptance of our products. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased contractual liability, scrutiny, loss of revenue or customers, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our products to fix these defects, errors, security vulnerabilities, or performance failures, and develop processes and controls which could require us to allocate significant research and development and customer support resources to address these problems.

Any limitation of liability provisions that may be contained in our customer, third-party vendor, service provider, and partner agreements may not be accepted by customers, third-party vendors, service providers, and partners, or enforceable or adequate or effective as a result of existing or future applicable law or unfavorable judicial decisions, and they may not function to limit our liability arising from regulatory enforcement. The sale and support of our products entail the risk of liability claims, which could be substantial in light of the use of our products in large scale and in enterprise-wide environments, depending on the nature of the limitation of liability provisions.

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

Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our products to maximize their potential. If users of our products do not implement, use, or update our products correctly or as intended, then inadequate performance and/or security vulnerabilities may result, and such customers may be at a higher risk of security incidents and breaches. Because our customers rely on our products to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update, our products or our failure to train customers on how to use our products productively has in the past and may in the future result in customer dissatisfaction and may adversely affect our reputation and brand. Our failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, which would adversely affect our business and growth prospects.

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

We provide service-level commitments under our subscription agreements. If we fail to meet these or materially breach other contractual commitments, we could face liabilities or subscription termination with refunds of prepaid amounts, which would decrease our revenue and harm our business, financial condition, and results of operations.

Our cloud subscription agreements contain uptime commitments. If we are unable to meet the stated uptime commitments under our customer subscription agreements, we may be contractually obligated to provide these customers with certain credits which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which would significantly affect our future revenue. As our cloud offering expands, any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition, and results of operations.

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

Sales to government entities are subject to a number of risks that are specific to public sector customers. Selling to government entities can be highly complex, competitive, and may have longer sales cycles, often requiring significant upfront time, expertise, and expense without any assurance that these efforts will generate a sale. Government requirements for software like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state and local governments, or non-U.S. government entities, or non-U.S. government-controlled entities until we have complied with such requirements. Government demand and payment for our platform may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our platform.

Additionally, we rely on certain partners to provide technical support services to certain of our government entity customers to resolve any issues relating to our platform. If our partners do not effectively assist our government entity customers in deploying our platform, succeed in helping our government entity customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to expand and to sell to new and existing government entity customers would be adversely affected and our reputation could be damaged.

Government entities may have statutory, contractual, or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future results of operations. Government entities may have statutory, contractual, or other legal rights that limit our ability to negotiate limitations of liability, or other provisions of the agreements that may shift more risk to us. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could materially and adversely affect our results of operations.

Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

We have deployed AI and ML technologies in our products and business, including developing new features utilizing AI technologies. AI technology may become more important to our operations or to our future growth over time. We may fail to properly implement or market our AI features and platform. Our platform and systems may become targets for abuse powered by AI, and our support for MLOps may fall behind existing demands which are changing rapidly. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Suppliers of the third-party AI models we use in our platform and business could terminate their relationship with us, cease to make certain models available to us, or make certain models more expensive for us to use.

AI technology also may be the subject of new or modified legal and regulatory obligations. For example, the EU AI Act (the “AI Act”) entered into force on August 1, 2024, with obligations related to certain AI practices and AI literacy, effective February 2, 2025, and provisions pertaining to General Purpose AI Models, effective August 2, 2025. Under the AI Act, fines can reach up to €35 million or 7% of global income. The AI Act may impact the incorporation of AI technologies into our offerings and business in Europe. Other countries, including the U.S. at both the state and federal level, are increasingly looking to regulate AI, or have already done so. For example, several AI bills have been introduced in Congress and in state legislatures. We may not be able to anticipate how to respond to rapidly evolving legal frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI and ML technologies are not consistent across jurisdictions. New laws, decisions, and guidance regarding AI technologies may limit our ability to use AI models, or require us to make changes to our operations or platform, which would result in an increase to operating costs and hinder our ability to improve our offering to our customers. Accordingly, it is not possible to predict all of the risks related to the use of AI and ML technologies that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and ML technologies may adversely affect our ability to use or sell these technologies or subject us to legal liability. For instance, the European Commission’s Digital Omnibus Proposal, published in November 2025, includes proposed amendments to certain EU laws and regulations, including among other matters the AI Act. At this time, however, such proposed amendments remain at an early stage of the EU legislative process.

Uncertainty regarding new and emerging AI technologies, such as agentic AI, generative AI, and advances in ML, may require us to incur costly additional expenses to research and integrate AI technologies into our future product offerings and our internal systems. Additionally, AI may create content that appears correct, but is factually inaccurate, biased, insufficient, poor quality, flawed, or contain other errors or inadequacies, any of which may not be easily detectable. AI and ML technologies have been known to produce false or hallucinatory inferences or outputs. Our use of AI technologies may expose us to additional claims, demands, and proceedings by private parties, customers, and regulatory authorities and subject us to legal liability as well as brand and reputational harm, confidentiality or security risks, competitive harm, ethical and social concerns, or other complications that could adversely affect our business, reputation, or financial results. If we do not have sufficient rights to use the output of such AI and ML tools, or other data or content on which the AI and ML tools we use rely, we also may incur liability by violation of applicable laws and regulations, third-party intellectual property or other rights, or contracts to which we are a party.

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

Despite our precautions, it may be possible for unauthorized third parties to copy our platform, in whole or in part, and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our platform is available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. As we continue to expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patents Law, 5727-1967 (the “Patents Law”), inventions conceived by an employee in the course and as a result of or arising from his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patents Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patents Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee and that, in certain circumstances, such waiver does not necessarily have to be explicit. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, applying interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration, but rather uses the criteria specified in the Patents Law. Although we generally enter into assignment of invention and waiver agreements with our employees pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us, and pursuant to which such individuals explicitly and irrevocably waive any right to claim royalties or other consideration in respect of service inventions, including under Section 134 of the Patents Law, we may nevertheless face claims demanding remuneration in consideration for assigned inventions. Such waivers are generally recognized and enforceable under Israeli law and are taken into account by the Committee when evaluating such claims. As a consequence of such claims, we could be required to incur legal costs and expend management time in responding to or defending against such claims, which are generally assessed in light of the explicit waivers executed by our employees, and such circumstances and developments could negatively affect our business. .

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, misappropriation, violation, and other losses.

Our agreements with customers and other third parties generally include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims by third parties against customers, alleging intellectual property infringement, misappropriation or violation, or other liabilities relating to or arising from our software, services or other contractual obligations. Typically, we do not have a cap on our liability for indemnity claims and any payments under such agreements would harm our business, results of operations, and financial condition. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

Our paid platform incorporates open source software, and we expect to continue to incorporate open source software in our paid platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our paid products. There have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. In addition, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our products or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation, or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. Some open source software has vulnerabilities and architectural instabilities which, if not properly addressed, could negatively affect the performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations, and financial condition.

Risks Related to Privacy, Data Protection, and Cybersecurity

A breach of our security measures or unauthorized access to proprietary and confidential data, or a perception that any security breach or other incident has occurred, may result in our platform or products being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.

We collect, store, and process certain sensitive and proprietary information, and certain personal data and personal information, in the operation of our business. This information includes trade secrets, intellectual property, employee data, and other data. We have taken measures to protect our sensitive and proprietary information, personal data, and personal information, as well as such information that we otherwise obtain or process, including from our customers. Although our products do not involve processing large amounts of personal data or personal information, our platform and products support customers’ software, which may involve processing large amounts of personal data, personal information, and information that is confidential or otherwise sensitive or proprietary. Embedded AI in our products may increase these risks for us and our customers. We also engage vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and proprietary information, personal data, and personal information.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. For example, AI technologies may be used in connection with certain cybersecurity attacks and vulnerabilities, resulting in heightened risks of security breaches and incidents, including through inadvertent or intentional actions by our employees, contractors, consultants, partners, and/or other third parties. We and our vendors and service providers may be unable to anticipate these techniques, react, remediate, or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures. We have experienced vulnerabilities in the past, and we identify product vulnerabilities from time to time, including through our bug bounty program. Certain vulnerabilities could be exploited if our customers do not patch vulnerable versions of the product. We may experience security breaches and incidents, including those resulting from a cybersecurity attack or phishing attack, whether from hackers, criminal groups, or state-sponsored organizations, or other means, including unauthorized access, unauthorized usage, malware, similar events or causes, or employee or contractor error or negligence, or those of vendors, service providers, and strategic partners on which we rely. There also have been and may continue to be significant supply chain attacks. Our vendors and service providers have been and, in the future may be, the targets of cyberattacks, malicious software, supply chain attacks, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Certain of our vendors and service providers have suffered from security breaches and incidents, and from disruptions to their systems and networks, and we cannot guarantee that our or our vendors or service providers’ systems and networks have not been breached or do not contain exploitable vulnerabilities, defects, or bugs that could result in a breach of, incident impacting, or other disruption to our systems and networks or the systems or networks of third parties that support us and our services. In addition, our customers and users may disclose or leak their passwords, API keys, or secrets that could lead to unauthorized access to their accounts and data, including information about their software, source code, and security environment, stored within our products and associated systems.

Despite our efforts, our systems and those of our vendors, service providers, and strategic partners are vulnerable to computer malware, malicious access or delivery of ransomware or other malicious software to our customers, AI risks, viruses, computer hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, supply chain attacks, OAuth abuse, unauthorized access, exploitation of bugs, defects, and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, failures, security breaches and incidents, inadvertent or intentional actions by our employees, contractors, consultants, partners, and/or other third parties, and other real or perceived cyberattacks and other sources of security breaches and incidents. Our risks of cyberattacks and other sources of security breaches and incidents, and those faced by our vendors, service providers, and strategic partners, may be heightened in connection with regional conflicts, and other geopolitical tensions and regional instability. Any of these incidents or any compromise of our security or any unauthorized access to or breaches of, or other incidents impacting, the security of our or our service providers’ systems or data processing tools or processes, or of our platform and product offerings, as a result of third-party action, employee error, vulnerabilities, defects or bugs, malfeasance, or otherwise, may have resulted in and in the future could result in unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification, or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information, or interruptions or other disruptions to, or compromises or risks to the security of our or our customers’ systems. We, our vendors, service providers, and strategic partners may be unable to anticipate these techniques and vulnerabilities, react, remediate, or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures.

Many of our and our service providers’ employees and other personnel work remotely, and are increasingly using AI technologies, all of which may increase our and their susceptibility to security breaches and incidents. We maintain certain policies and controls designed to address identified risks relating to our employees’ use of generative AI, but personnel may unknowingly or otherwise inappropriately enter proprietary or sensitive information, data, or code into AI tools, may use tools making use of AI agents or other types of AI inappropriately, or may use unauthorized AI tools, all of which may lead to loss of intellectual property protection, inappropriate disclosure or other processing of proprietary or sensitive information, data, or code, noncompliance with applicable laws, regulations, or other obligations, and other liabilities. As we continue to expand our offerings, including through the acquisition of complementary businesses, such as our acquisition of Vdoo in 2021 and our acquisition of Qwak in July 2024, our products will likely have access to more sensitive and personal information of our customers, which could result in greater adverse effects from security breaches and other security incidents. Further, the more widespread our platform and products become, the more they may be viewed by malicious actors as attractive targets for attacks.

A security breach or incident impacting us or any of our vendors or service providers could result in disruptions to our operations, reputational damage, litigation, regulatory investigations and orders, loss of business, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees, and other monetary payments for remediation, including in connection with forensic examinations and costly and burdensome breach notification requirements. Any belief by customers or others that a security breach or other incident has affected us or any of our vendors or service providers, even if inaccurate, could have any or all of the foregoing impacts on us. Even the perception of inadequate security may damage our reputation and negatively impact our ability to gain new customers and retain existing customers. Any security breach or incident could require us to expend significant capital and other resources. The impact of any compromise of our product offering means of malicious access, or delivery of ransomware or other malicious software to our customers, would likely be significant.

We incur substantial costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our relevant systems and processes. Security incidents affecting widely-trusted data security architecture have occurred in recent years, and these or future incidents may increase customer expectations regarding the security, testing, and compliance documentation of our products for secure software development operations, management, automation, and releases. In addition, these or other incidents, our expansion into new products and services, or other factors may result in new or expanded laws, regulations, regulatory guidance, and industry standards and practices in the U.S. and elsewhere. We may face increased compliance burdens, customer requirements, reporting obligations, and increased costs for oversight and monitoring of our products and supply chain.

Further, any provisions in our customer and user agreements, contracts with our vendors and service providers, or other contracts relating to limitations of liability, may not be enforceable or adequate or otherwise protect us from any liabilities or damages relating to a security breach or other security-related matter. A security breach or other incident impacting a significant number of our customers could subject us to indemnity claims or other damages or liabilities that exceed our insurance coverage. Our insurance coverage might not be adequate for liabilities incurred, such insurance may not continue to be available to us on economically reasonable terms, or at all, and insurers may deny us coverage as to any claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

The Israeli Privacy Protection Law, 1981 (“PPL”), and its regulations, including but not limited to the Israeli Privacy Protection Regulations (Data Security) 2017 (Security Regulations) impose obligations regarding processing, transferring and securing of personal data. In addition, in 2023, the Privacy Protection Regulations (Provisions Regarding Information Transferred to Israel from the European Economic Area), 2023 (EU Regulations) were enacted and consequently provide, in certain cases, additional rights to data subjects from the EEA and Israel. Therefore, significant changes to the PPL and its regulations may necessitate adjustments to our data protection and security practices. Lack of compliance with the PPL and its regulations could result in enforcement actions, litigation (including class actions), fines and penalties.

A material amendment to the PPL took effect on August 14, 2025 (“Amendment 13”). Among other things, Amendment 13 expands the Privacy Protection Authority’s investigative authority and the monetary sanctions that can be imposed for breach of the PPL and its regulations, to substantial amounts that, in certain cases, may reach millions of NIS.

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

Our primary research and development operations are located in Israel. As of December 31, 2025, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of December 31, 2025, we had employees located primarily in eleven countries. Our current international operations involve, and we expect future initiatives will involve, a variety of risks, including:

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
•
changes in a specific country’s or region’s political or economic conditions, such as the regional conflicts and associated geopolitical tensions, as well as economic sanctions the U.S., the EU, and other countries have imposed on Russia and certain of its allies and the impact of the foregoing on the global economy;
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

We collect sales, value added, and other similar taxes in a number of jurisdictions. One or more U.S. states or countries may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. Further, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on sales made into the state or other economic presence. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the United Kingdom and France, introduced a digital services tax, which is generally a tax on gross digital services revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. A successful assertion by a U.S. state or local government, or other country or jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services, or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2025, we had net operating loss carryforwards of 239.7 million in Israel and U.S. state net operating loss carryforwards of 76.5 million, which may be utilized against future taxable income. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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
•
general economic conditions, including the imposition of tariffs and other non-tariff trade barriers and any global economic downturn and slow or negative growth of our markets; and
•
other events or factors, including those resulting from the regional conflicts and incidents of terrorism or responses to these events.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

Our executive officers, directors, current 5% or greater shareholders (excluding passive institutional investors who hold their shares for investment purposes only and do not seek to influence control), and affiliated entities together beneficially owned approximately 12% of our ordinary shares outstanding as of December 31, 2025. As a result, these shareholders, acting together, will likely have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

Risks Related to Our Incorporation and Location in Israel

While most of our go-to-market and support services are located outside of Israel (mainly in the U.S., India, and Europe), given the conditions in Israel and the regional conflict in the Middle East, it is possible that our operations could be adversely affected over time, which could lead to a disruption in our business.

A material part of our research and development activities is conducted in Israel and certain members of our board of directors and management, as well as more than half of our employees and consultants, are located in Israel. As a result, our business and operations could be affected by economic, political, geopolitical, and military conditions in Israel. Since the establishment of the State of Israel in 1948, Israel has experienced a number of armed conflicts involving neighboring countries and terrorist organizations active in the region.

In October 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and carried out attacks against both civilian and military targets. Hezbollah militants also launched attacks against civilian and military targets from Israel’s northern border. Since these events began, additional hostilities have involved other parties in the region, including Iran and its proxies, and tensions between the United States and Iran have increased. In October 2025, Israel and Hamas reached a ceasefire agreement, resulting in a cessation of direct conflict between them; however, the situation remains volatile and may escalate again. The intensity and duration of these conflicts and their economic implications for the Company and Israel’s economy are difficult to predict. These events may also have broader macroeconomic consequences, including a deterioration of Israel’s economic standing (for example, a downgrade of Israel’s credit rating by certain agencies), which could have a material adverse effect on the Company and its ability to conduct its operations effectively.

Certain of our employees and consultants in Israel have been called, and additional employees may be called, for service and may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations. In addition, military reservists in Israel are expected to perform long reserve duty service in the coming years, which could further impact our operations.

Certain countries, companies, and organizations participate in boycotts of Israeli companies, and recent efforts to expand boycotts of Israeli goods and services or to restrict business with Israel have increased. Any such boycotts and any restrictive laws, policies, or practices targeting Israel, Israeli businesses, or Israeli citizens could, individually or in the aggregate, have a material adverse effect on our business. The International Court of Justice has issued rulings and has taken actions relating to Israel, which could adversely affect our business, including by prompting companies to terminate, or decline to enter into, commercial relationships with Israeli companies. In addition, proposed changes to Israel's judicial system may contribute to political instability or civil unrest, which may adversely affect our business, results of operations, and ability to raise additional funds if needed.

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

As of the date of this Annual Report on Form 10-K, the full impact of the regional conflict in the Middle East, the war between Russia and Ukraine, and related global economic disruptions on our financial condition and results of operations remains uncertain. Furthermore, because of our subscription-based business model, the impact of these factors may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our products involve the collection, storage and processing of customer data (including, in some cases, personal data), and may provide business critical software and analytics necessary for our customers’ operations. JFrog develops, implements, and maintains cybersecurity measures designed to safeguard our products and protect the confidentiality, integrity, and availability of our customer data and our confidential information.

Risk Management and Strategy

We have developed an information security program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our information security program is managed by our Chief Security Officer (“CSO”) who reports to the Chief Information Officer (“CIO”), whose team (the “CIO Office”) leads, amongst other things, enterprise-wide cybersecurity strategy, policy, standards, architecture, technologies, and processes. Currently, the CIO is acting as interim CSO, until a new CSO is hired. Our CIO’s responsibilities include assessing, monitoring, and managing our cybersecurity risks. His background includes extensive experience as an enterprise CIO, with over 20 years of experience in the field of cybersecurity. Further, the CIO Office oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee security training program.

The CIO Office implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of security measures and compliance systems to identify and mitigate potential vulnerabilities. The CIO Office collaborates closely with key departments within the Company, including the office of our Chief Technology Officer (“CTO”), Engineering, IT, DevOps, Support, and Production, to implement our Vulnerability Management Remediation Plan. This collaboration is aligned with industry standards of the Software Development Life Cycle, underscoring our commitment to maintaining security protocols across all phases of our operations.

We have developed and maintained a cybersecurity incident response plan. JFrog’s cybersecurity incident response team has a strategy and policies in place for managing security incidents. Along with threat classification, containment, and eradication, the strategy includes notification procedures to promptly inform and support stakeholders in accordance with applicable data breach notification laws. Incident analysis is carried out in furtherance of determining root causes and drive continuous improvement.

Our information security controls and practices are certified to globally recognized standards, including, without limitation, ISO 27001, ISO 27701, ISO 27017, SOC 2 Type II, CSA start level 1, TISAX and KY3P by S&P Global. Our risk management strategies are informed by the Cybersecurity Framework published by the National Institute of Standards and Technology (“NIST”), part of the U.S. Department of Commerce.

Our third-party vendor risk management program addresses third party vendors with access to our systems or data, or who process data on our behalf. This program includes a risk-based approach and security assessments throughout the third-party life-cycle, from onboarding to termination, as well as through contractual controls and technological controls to monitor the vendors’ posture. Further, this program is designed to oversee and identify risks from cybersecurity threats associated with its use of third-party service providers.

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

Engagement with Third-Parties on Risk Management

Given the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, and assist our cybersecurity strategies and processes in remaining consistent with applicable generally adopted industry practices. Our collaborations with these third parties include:

•
regular audits, threat assessments and penetration testing;

•
consultation on security enhancements;
•
bug bounty program for identifying security weaknesses in our products and services;
•
designing partnership with third party vendors;
•
using our in-house security tools as customers; and
•
global incident response experts for potential critical cybersecurity events.

As of the date of this Annual Report on Form 10-K, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we face ongoing cybersecurity risks, including threats that might become more sophisticated and effective over time, and we cannot anticipate when or the extent to which cybersecurity incidents or breaches will materially affect the Company. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including Risks Related to Privacy, Data Protection and Cybersecurity: “A breach of our security measures or unauthorized access to proprietary and confidential data, or a perception that any security breach or other incident has occurred, may result in our platform or products being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.”

Governance

Our Board of Directors considers cybersecurity as part of its overall risk oversight function and has established oversight mechanisms to support effective governance in managing risks associated with cybersecurity threats. All of our Board members have experience in the technology industry including Sigal Zarmi who is a former CIO of various technology companies, and our CTO, Yoav Landman. Data protection under their guidance and oversight remains a strategic priority at the highest levels of our organization. The Board has delegated to the Audit Committee the responsibility to oversee the information security program (see below) and is also updated regularly regarding matters discussed with the Audit Committee.

The Audit Committee is responsible for oversight of our information security program and receives reports (in particular, in connection with the meetings of the Cybersecurity Subcommittee of the Audit Committee) at least quarterly from executive management, including the CTO and CIO, concerning cybersecurity and other related matters. The Audit Committee’s charter directs that the committee oversee and periodically review the Company’s risks related to privacy, cybersecurity, and information and technology security, including:

•
discussing with management the Company’s plans to mitigate cybersecurity risks and response to data breaches;
•
reviewing any reports from management on data breaches, and
•
overseeing the disclosure of any significant risks and incidents to the extent required by applicable law, including SEC rules and regulations.

Over the past two decades, our CIO has held various positions in information technology and information security, including as CIO in two public companies, managing and controlling cybersecurity long-term programs and risks. Both our CTO, who is a co-founder of JFrog and is also a member of our Board, and our CIO have extensive experience assessing and managing cybersecurity programs and cybersecurity risks, and they work closely to define the initiatives of our cybersecurity program, the CIO organization structure and cyber business continuity plan planning. Our CTO is updated regularly on the status of our cybersecurity program. This allows us to address emerging threats and make informed decisions in real-time and to protect our systems on a timely basis.

Our Chief Legal Officer coordinates the legal review of our privacy and cybersecurity programs, and our VP of Internal Audit leads an annual internal audit plan which includes a component either focused on cybersecurity, privacy, or information technology security. Internal audit findings are reported to the Audit Committee on a quarterly basis.

Item 2. Properties

We are co-headquartered in Sunnyvale, California and in Netanya, Israel. We lease approximately 64,000 square feet of office space in Sunnyvale under leases expiring through 2031, and approximately 52,000 square feet of office space in Netanya under a lease expiring in 2026.

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

Holders of Record

As of February 6, 2026, we had 24 holders of record of our Ordinary Shares. The actual number of holders is greater than this number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The graph below compares the cumulative five-year total stockholder return on our ordinary shares with that of the S&P 500 Index and the S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Composite Index and the S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our ordinary share.

Comparison of Cumulative Total Returns
$270
$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
$30
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
6/30/25
12/31/25
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

The following section generally discusses our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in Part II, Item 7 of our 2024 Annual Report on Form 10‐K, filed with the SEC on February 14, 2025.

Overview

JFrog provides a foundational platform for managing and securing the software supply chain. The JFrog Platform enables organizations to unify software development, security, governance, and distribution across hybrid teams, including developers, security professionals, Artificial Intelligence/Machine Learning (“AI/ML”) engineers and Artificial Intelligence agents. It supports the consumption, creation, and continuous delivery of software from any user to any destination which we refer to as “Liquid Software.” During 2025, we revised our customer logo methodology to eliminate friction for our customers and sales teams to better align with global go-to-market practices, which resulted in the consolidation of certain organizations with multiple subsidiaries into a single entity. As of December 31, 2025, we had a global customer base of approximately 6,600 organizations across all industries and sizes, including approximately 83% of Fortune 100 organizations. All of the top 10 technology organizations and top 10 financial services organizations, 8 of the top 10 retail organizations, 8 of the top 10 healthcare organizations, and all of the top 7 telecommunications organizations in the Fortune 500 have adopted the JFrog Platform, embarking on their journey towards Liquid Software. For the year ended December 31, 2025, our 10 largest customers represented approximately 9% of our total revenue and 40% of our revenue was generated from customers outside of the United States.

We have designed our subscription structure and go-to-market strategy to align our growth with the success of our customers. Our business model benefits from our ability to serve the needs of all customers, from individual software developers, security teams, AI/ML teams, and IT operators to the largest organizations, in a value-oriented manner.

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premises, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 46% of our total revenue for the year ended December 31, 2025, compared to 39% for the year ended December 31, 2024.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 56% of our total revenue for the year ended December 31, 2025, compared to approximately 51% for the year ended December 31, 2024. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

We have an unwavering commitment to the software developer, security teams, AI/ML engineers, and IT operator communities, and show this commitment by offering varying forms of free access to our products in addition to the paid subscriptions described above. This free access takes the form of free trials and open source software, and helps generate demand for our paid offerings within the software developer, security professionals, AI/ML engineers, and IT operator communities.

We generated revenue of $531.8 million and $428.5 million for the years ended December 31, 2025 and 2024, respectively, representing year-over-year growth rate of 24%. We continued to invest in our business and had net loss of $71.8 million and $69.2 million for the years ended December 31, 2025 and 2024, respectively.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of December 31, 2025 and 2024, our net dollar retention rate was 119% and 116%, respectively. We expect our net dollar retention rate to remain relatively stable, with minor fluctuations around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of December 31, 2025, 1,168 of our customers had ARR of $100,000 or more, increasing from 1,018 customers as of December 31, 2024. We had 74 customers with ARR of at least $1.0 million as of December 31, 2025, increasing from 52 customers as of December 31, 2024.

Acquiring New Customers

We believe there is a significant opportunity to grow the number of customers that use our platform. As of December 31, 2025, approximately 31% of the Forbes Global 2000 were our customers. Our operating results and growth prospects will depend in part on our ability to attract new customers. To date, we have primarily relied on our self-service and inbound sales model to attract new customers. Prospective customers can evaluate and adopt our products through our free trials and open source software options. The costs associated with providing these free trials and open source software options are included in sales and marketing. While we believe we have a significant market opportunity that our platform addresses, we will need to continue to invest in customer support, research and development, and sales and marketing in order to address this opportunity.

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

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$145,729	$110,924	$74,155
Less: purchases of property and equipment	(3,460)	(3,143)	(1,982)
Free cash flow	$142,269	$107,781	$72,173
Net cash used in investing activities	$(152,268)	$(165,356)	$(53,476)
Net cash provided by financing activities	$31,210	$21,231	$18,371

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

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related expenses, share-based compensation expenses, sales commissions, public cloud infrastructure costs associated with our free trials and open source software options, and costs associated with marketing programs and user events. Marketing programs include advertising, promotional events, and brand-building activities. We plan to increase our investment in sales and marketing over the foreseeable future, as we continue to hire additional personnel and invest in sales and marketing programs.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$502,796	$406,903	$330,193
License—self-managed	29,044	21,585	19,693
Total subscription revenue	531,840	428,488	349,886
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)(3)	123,337	97,758	76,244
License—self-managed(2)	116	542	799
Total cost of revenue—subscription	123,453	98,300	77,043
Gross profit	408,387	330,188	272,843
Operating expenses:
Research and development(1)(3)	195,089	160,864	134,584
Sales and marketing(1)(2)(3)	223,932	190,401	150,675
General and administrative(1)(3)	81,219	70,021	63,132
Total operating expenses	500,240	421,286	348,391
Operating loss	(91,853)	(91,098)	(75,548)
Interest and other income, net	25,816	25,278	21,032
Loss before income taxes	(66,037)	(65,820)	(54,516)
Income tax expense	5,782	3,416	6,740
Net loss	$(71,819)	$(69,236)	$(61,256)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$16,768	$14,555	$9,784
Research and development	58,203	48,192	32,689
Sales and marketing	55,749	47,603	30,338
General and administrative	25,937	20,756	22,360
Total share-based compensation expense	$156,657	$131,106	$95,171

(2) Includes amortization expense of acquired intangible assets as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$17,995	$13,762	$9,546
Cost of revenue: license—self-managed	116	542	799
Sales and marketing	2,807	3,274	1,431
Total amortization expense of acquired intangible assets	$20,918	$17,578	$11,776

(3) Includes acquisition-related costs as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$—	$9	$20
Research and development	4,413	3,782	7,301
Sales and marketing	1,857	1,087	125
General and administrative	68	880	161
Total acquisition-related costs	$6,338	$5,758	$7,607

	Year Ended December 31,
	2025	2024	2023
Revenue:
Subscription—self-managed and SaaS	95%	95%	94%
License—self-managed	5	5	6
Total subscription revenue	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	23	23	22
License—self-managed	—	—	—
Total cost of revenue—subscription	23	23	22
Gross profit	77	77	78
Operating expenses:
Research and development	37	38	39
Sales and marketing	42	44	43
General and administrative	15	16	18
Total operating expenses	94	98	100
Operating loss	(17)	(21)	(22)
Interest and other income, net	5	6	6
Loss before income taxes	(12)	(15)	(16)
Income tax expense	2	1	2
Net loss	(14)%	(16)%	(18)%

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$502,796	$406,903	$95,893	24%
License—self-managed	29,044	21,585	7,459	35%
Total subscription revenue	$531,840	$428,488	$103,352	24%

The increase in total subscription revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 consisted of approximately $93.9 million growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$123,337	$97,758	$25,579	26%
License—self-managed	116	542	(426)	(79)%
Total cost of revenue—subscription	$123,453	$98,300	$25,153	26%
Gross margin	77%	77%

Total cost of revenue increased for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to an increase of $10.6 million in third-party hosting costs primarily driven by increased revenue from SaaS subscriptions, an increase of $5.9 million in personnel-related expenses mainly as a result of increased headcount, an increase of $3.8 million in intangible amortization as a result of our acquisition of Qwak AI Ltd. (“Qwak”) in July 2024, and an increase of $2.2 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below.

Gross margin remained consistent for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Operating Expenses

Research and Development

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$195,089	$160,864	$34,225	21%

Research and development expense increased for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to an increase of $20.7 million in personnel-related expenses mainly as a result of increased headcount and an increase of $10.0 million in share-based compensation expense.

Sales and Marketing

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$223,932	$190,401	$33,531	18%

Sales and marketing expense increased for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to an increase of $11.9 million in personnel-related expenses mainly as a result of increased headcount, an increase of $8.1 million in share-based compensation expense, an increase of $7.3 million in commission expense, and an increase of $5.1 million in allocated overhead costs.

General and Administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$81,219	$70,021	$11,198	16%

General and administrative expense increased for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to an increase of $5.2 million in share-based compensation expense and an increase of $5.0 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$16,768	$14,555	$2,213	15%
Research and development	58,203	48,192	10,011	21%
Sales and marketing	55,749	47,603	8,146	17%
General and administrative	25,937	20,756	5,181	25%
Total share-based compensation expense	$156,657	$131,106	$25,551	19%

The increase in share-based compensation expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to grants to new and existing employees. The increase also includes $5.4 million, mostly in research and development, related to ordinary share holdbacks and replacement equity awards from the Qwak acquisition.

Interest and Other Income, Net

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest and other income, net	$25,816	$25,278	$538	2%

Interest and other income, net remained consistent for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Income Tax Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$5,782	$3,416	$2,366	69%
Effective income tax rate	(9)%	(5)%

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

Income tax expense increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the absence of a discrete tax benefit in Israel in 2024 attributable to the release of valuation allowance as a result of recognizing deferred tax liabilities associated with the Qwak acquisition, partially offset by higher excess tax benefits from share-based compensation awards.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash generated from operations and sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and business and asset acquisitions.

As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $704.4 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$145,729	$110,924
Net cash used in investing activities	$(152,268)	$(165,356)
Net cash provided by financing activities	$31,210	$21,231

Operating Activities

Net cash provided by operating activities of $145.7 million for the year ended December 31, 2025 was primarily related to our net loss of $71.8 million, adjusted for non-cash charges of $184.1 million, including share-based compensation expense of $156.7 million and depreciation and amortization of $24.5 million, and changes in our operating assets and liabilities of $33.5 million. Changes in operating assets and liabilities were primarily related to an increase of $67.8 million in deferred revenue and an increase of $20.8 million in accrued expense and other liabilities mainly due to higher accrued compensation and benefits. These inflows were partially offset by an increase of $29.3 million in accounts receivable, an increase of $15.1 million in net deferred contract acquisition costs, and a decrease of $8.8 million in operating lease liabilities as a result of payments. The increases in deferred revenue, accounts receivable, and deferred contract acquisition costs were driven by higher sales.

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

Investing Activities

Net cash used in investing activities of $152.3 million for the year ended December 31, 2025 consisted primarily of net purchases of short-term investments of $148.8 million.

Net cash used in investing activities of $165.4 million for the year ended December 31, 2024 consisted primarily of payments for the Qwak acquisition of $156.7 million, net of cash acquired, and net purchases of short-term investments of $5.5 million.

Financing Activities

Net cash provided by financing activities of $31.2 million for the year ended December 31, 2025 consisted of proceeds from exercise of share options of $12.1 million, proceeds from our employee share purchase plan of $11.9 million, and net proceeds from employee equity transactions to be remitted to tax authorities or employees of $7.2 million.

Net cash provided by financing activities of $21.2 million for the year ended December 31, 2024 consisted primarily of proceeds from exercise of share options of $10.4 million and proceeds from our employee share purchase plan of $8.7 million.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2025:

		Payments Due by Period
	Total	Short-term	Long-term
	(in thousands)
Operating lease obligations	$13,588	$6,234	$7,354
Purchase obligations	310,460	64,547	245,913
Total	$324,048	$70,781	$253,267

As of December 31, 2025, we had an additional commitment of $114.0 million for an operating lease related to a facility that had not yet commenced. The lease will commence in 2026 with a lease term of 10 years.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the years ended December 31, 2025, 2024, and 2023, respectively.

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

As of December 31, 2025, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% adverse change in current exchange rates would not have materially affected our cash, cash equivalents, restricted cash, and short-term investment balances as of December 31, 2025.

Interest Rate Risk

As of December 31, 2025, we had cash and cash equivalents of $75.8 million, and short-term investments of $628.6 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of December 31, 2025.

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

Item 8. Financial Statements and Supplementary Data

JFROG LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of JFrog Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JFrog Ltd. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2026, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue Recognition - Evaluation of SSPs for Self-managed subscription and license performance obligations
Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company recognized Self-managed subscription revenue and Self-managed license revenue of $259.5 million and $29 million, respectively, for the year ended December 31, 2025. The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis.

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

Our audit procedures also included, among others, evaluating the completeness and accuracy of the data and factors used in management’s determination of SSP and evaluating the methodologies used to develop the SSP for each performance obligation. We also tested the reasonableness of factors considered by management, such as historical sales, allocation of expenses and industry margins. Furthermore, we evaluated the Company’s disclosures included in notes to the consolidated financial statements.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

We have served as the Company’s auditor since 2010.

Tel-Aviv, Israel

February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of JFrog Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited JFrog Ltd.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JFrog Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel-Aviv, Israel

February 13, 2026

JFROG LTD.

Consolidated Balance SheetS

(in thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$75,840	$49,869
Short-term investments	628,574	472,138
Accounts receivable, net	119,948	90,712
Deferred contract acquisition costs	22,259	16,465
Prepaid expenses and other current assets	26,390	20,043
Total current assets	873,011	649,227
Property and equipment, net	5,536	5,668
Deferred contract acquisition costs, noncurrent	34,304	25,029
Operating lease right-of-use assets	12,063	14,202
Intangible assets, net	39,908	60,826
Goodwill	371,512	371,512
Other assets, noncurrent	5,043	3,442
Total assets	$1,341,377	$1,129,906
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,168	$10,649
Accrued expenses and other current liabilities	77,970	51,885
Operating lease liabilities	5,780	7,794
Deferred revenue	309,604	247,187
Total current liabilities	407,522	317,515
Deferred revenue, noncurrent	32,400	27,060
Operating lease liabilities, noncurrent	6,676	6,182
Other liabilities, noncurrent	7,332	5,623
Total liabilities	453,930	356,380
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; and 119,615,355 and 112,754,822 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	335	315
Additional paid-in capital	1,312,833	1,132,224
Accumulated other comprehensive income	5,766	655
Accumulated deficit	(431,487)	(359,668)
Total shareholders’ equity	887,447	773,526
Total liabilities and shareholders’ equity	$1,341,377	$1,129,906

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Subscription—self-managed and SaaS	$502,796	$406,903	$330,193
License—self-managed	29,044	21,585	19,693
Total subscription revenue	531,840	428,488	349,886
Cost of revenue:
Subscription—self-managed and SaaS	123,337	97,758	76,244
License—self-managed	116	542	799
Total cost of revenue—subscription	123,453	98,300	77,043
Gross profit	408,387	330,188	272,843
Operating expenses:
Research and development	195,089	160,864	134,584
Sales and marketing	223,932	190,401	150,675
General and administrative	81,219	70,021	63,132
Total operating expenses	500,240	421,286	348,391
Operating loss	(91,853)	(91,098)	(75,548)
Interest and other income, net	25,816	25,278	21,032
Loss before income taxes	(66,037)	(65,820)	(54,516)
Income tax expense	5,782	3,416	6,740
Net loss	$(71,819)	$(69,236)	$(61,256)

Net loss per share, basic and diluted	$(0.62)	$(0.63)	$(0.59)
Weighted-average shares used in computing net loss per share, basic and diluted	116,200,900	109,691,100	103,317,759

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2025	2024	2023

Net loss	$(71,819)	$(69,236)	$(61,256)
Other comprehensive income (loss), net of tax:
Net change in available-for-sale marketable securities, net of tax	568	161	1,570
Net change in derivative instruments, net of tax	4,543	(519)	2,215
Other comprehensive income (loss), net of tax	5,111	(358)	3,785
Comprehensive loss	$(66,708)	$(69,594)	$(57,471)

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	100,907,857	$283	$856,438	$(2,772)	$(229,176)	$624,773
Issuance of ordinary shares upon exercise of share options	1,899,722	5	9,980	—	—	9,985
Issuance of ordinary shares upon release of restricted share units	2,882,729	8	(8)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	369,118	1	6,664	—	—	6,665
Issuance of ordinary shares related to business combination	55,466	—	—	—	—	—
Share-based compensation expense	—	—	95,171	—	—	95,171
Other comprehensive income, net of tax	—	—	—	3,785	—	3,785
Net loss	—	—	—	—	(61,256)	(61,256)
Balance as of December 31, 2023	106,114,892	297	968,245	1,013	(290,432)	679,123
Issuance of ordinary shares upon exercise of share options	1,963,951	6	10,346	—	—	10,352
Issuance of ordinary shares upon release of restricted share units	3,940,818	10	(10)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	357,980	1	8,743	—	—	8,744
Issuance of ordinary shares related to business combination	377,181	1	13,419	—	—	13,420
Issuance of replacement awards attributable to pre-combination service in business combination	—	—	375	—	—	375
Share-based compensation expense	—	—	131,106	—	—	131,106
Other comprehensive loss, net of tax	—	—	—	(358)	—	(358)
Net loss	—	—	—	—	(69,236)	(69,236)
Balance as of December 31, 2024	112,754,822	315	1,132,224	655	(359,668)	773,526
Issuance of ordinary shares upon exercise of share options	1,527,071	4	12,051	—	—	12,055
Issuance of ordinary shares upon release of restricted share units	4,617,668	14	(14)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	464,340	1	11,916	—	—	11,917
Issuance of ordinary shares related to business combination	251,454	1	(1)	—	—	—
Share-based compensation expense	—	—	156,657	—	—	156,657
Other comprehensive income, net of tax	—	—	—	5,111	—	5,111
Net loss	—	—	—	—	(71,819)	(71,819)
Balance as of December 31, 2025	119,615,355	$335	$1,312,833	$5,766	$(431,487)	$887,447

The accompanying notes are an integral part of these consolidated financial statements.

JFROG LTD.

Consolidated StatementS of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(71,819)	$(69,236)	$(61,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,503	21,460	15,303
Share-based compensation expense	156,657	131,106	95,171
Non-cash operating lease expense	8,974	8,389	8,457
Net amortization of premium or discount on investments	(5,240)	(6,566)	(6,405)
Losses (gains) on foreign exchange	(819)	642	(421)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(29,328)	(13,512)	(14,109)
Prepaid expenses and other assets	(5,491)	(7,821)	2,162
Deferred contract acquisition costs	(15,069)	(12,084)	(7,807)
Accounts payable	3,618	(7,317)	1,705
Accrued expenses and other liabilities	20,775	13,839	10,681
Operating lease liabilities	(8,789)	(8,107)	(7,716)
Deferred revenue	67,757	60,131	38,390
Net cash provided by operating activities	145,729	110,924	74,155
Cash flows from investing activities:
Purchases of short-term investments	(625,867)	(513,591)	(392,406)
Maturities of short-term investments	477,059	409,914	336,883
Sales of short-term investments	—	98,178	4,029
Purchases of property and equipment	(3,460)	(3,143)	(1,982)
Payments for business combinations, net of cash acquired	—	(156,714)	—
Net cash used in investing activities	(152,268)	(165,356)	(53,476)
Cash flows from financing activities:
Proceeds from exercise of share options	12,055	10,352	9,985
Proceeds from employee share purchase plan	11,917	8,744	6,665
Proceeds from employee equity transactions, net of payments to tax authorities and employees	7,238	2,135	1,721
Net cash provided by financing activities	31,210	21,231	18,371
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,253	(949)	120
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,924	(34,150)	39,170
Cash, cash equivalents, and restricted cash—beginning of period	50,627	84,777	45,607
Cash, cash equivalents, and restricted cash—end of period	$76,551	$50,627	$84,777
Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment during the period included in accounts payable	$53	$60	$187
Fair value of ordinary shares issued as consideration for business combination	$—	$13,420	$—
Fair value of replacement awards in business combination	$—	$375	$—
Reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$75,840	$49,869	$84,765
Restricted cash included in prepaid expenses and other current assets	711	758	12
Total cash, cash equivalents, and restricted cash	$76,551	$50,627	$84,777

The accompanying notes are an integral part of these consolidated financial statements.

JFrog Ltd.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

JFrog Ltd. (together with its subsidiaries, “JFrog”, or the “Company”) was incorporated under the laws of the State of Israel in 2008. JFrog provides a foundational platform for managing and securing the software supply chain. The JFrog Platform enables organizations to unify software development, security, governance, and distribution across hybrid teams, including developers, security professionals, Artificial Intelligence/Machine Learning engineers, and Artificial Intelligence agents. It supports the consumption, creation, and continuous delivery of software from any user to any destination which the Company refers to as “Liquid Software.”

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

As of December 31, 2025 and 2024, no single customer represented 10% or more of accounts receivable. No single customer accounted for more than 10% of total revenue for the periods presented.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash in banks and highly liquid investments with an original maturity of three months or less at the date of purchase. The Company maintains certain cash amounts restricted as to its withdrawal or use. Restricted cash presents cash and cash equivalents held as collateral for the Company’s credit cards and lease agreements.

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

The Company recognizes its derivative instruments as either prepaid expenses and other current assets or accrued expenses and other current liabilities in the Consolidated Balance Sheets and carries them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Derivative instruments that hedge the exposure to variability in expected future cash flows are designated as cash flow hedges. Changes in the fair value of these derivatives are recorded in AOCI in the Consolidated Balance Sheets, until the forecasted transaction occurs. Upon occurrence, the Company reclassifies the related gains or losses on the derivative to the same financial statement line item in the Consolidated Statements of Operations to which the derivative relates. In case the Company discontinues cash flow hedges, it records the related amount in interest and other income, net, on the Consolidated Statements of Operations. Derivative instruments that hedge monetary assets and liabilities denominated in certain foreign currencies are not designated as hedges for financial reporting purposes. The Company records changes in the fair value of these derivatives in interest and other income, net in the Consolidated Statements of Operations. The cash flows from the derivative instruments are recorded in operating activities in the Consolidated Statements of Cash Flows.

Cost to Obtain a Contract

The Company capitalizes incremental costs of acquiring customer contracts, which include sales commissions and associated payroll taxes paid to its sales personnel and commissions paid to channel partners and marketplace vendors. These costs are recorded as deferred contract acquisition costs on the Consolidated Balance Sheets. The Company determines whether costs should be deferred based on its sales compensation plans, marketplace arrangements, and channel partner programs and if the commissions are incremental and would not have occurred absent the customer contract.

Sales commissions for the renewal of a contract are not considered commensurate with the sales commissions paid for the acquisition of the initial contract given a substantive difference in commission rates in proportion to their respective contract values. Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of four years, which is determined primarily based on the expected customer life and technology life. Sales commissions for renewals are amortized over the contractual term of the renewals. Amortization of sales commissions are consistent with the pattern of revenue recognition of each performance obligation and are included primarily in sales and marketing expense in the Consolidated Statements of Operations.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment, operating lease ROU assets, and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no impairment charges to long-lived assets during the periods presented.

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

Advertising Costs

Advertising costs are expensed as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs amounted to $9.9 million, $10.5 million, and $10.6 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in sales and marketing expense in the Consolidated Statements of Operations.

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

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $26.5 million, $25.9 million, and $22.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Foreign exchange gains (losses) were not material for all periods presented.

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

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The Company adopted this guidance for the year ended December 31, 2025 on a retrospective basis. See Note 14, Income Taxes, for further information.

Recently Issued Accounting Pronouncements

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

In September 2025, the FASB issued ASU 2025-06, Intangible - Goodwill and Other Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting guidance for costs to develop software for internal use. It removes the previous development stage model and introduces a more judgment-based approach. The guidance is effective for the Company for the first quarter beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$288,529	54%	$260,519	61%	$230,560	66%
Subscription	259,485	49	238,934	56	210,867	60
License	29,044	5	21,585	5	19,693	6
SaaS	243,311	46	167,969	39	119,326	34
Total subscription revenue	$531,840	100%	$428,488	100%	$349,886	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$316,493	60%	$258,911	60%	$215,605	62%
Israel	16,424	3	12,275	3	9,332	3
Rest of world	198,923	37	157,302	37	124,949	35
Total subscription revenue	$531,840	100%	$428,488	100%	$349,886	100%

Contract Balances

Of the $274.2 million, $214.1 million and $175.7 million of deferred revenue recorded as of December 31, 2024, 2023 and 2022, respectively, the Company recognized $249.6 million, $201.6 million and $158.3 million as revenue during the years ended December 31, 2025, 2024, and 2023, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations represent contracted revenue that has not yet been recognized. It includes deferred revenue and non-cancelable amounts that will be invoiced and recognized in future periods and excludes usage-based fees from SaaS subscriptions in excess of minimum usage commitments from the remaining performance obligations. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $565.7 million, which consists of billed considerations of $342.0 million and unbilled considerations of $223.7 million, that the Company expects to recognize as revenue. As of December 31, 2025, the Company expects to recognize 65% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $19.9 million, $14.4 million, and $10.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of December 31, 2025 and 2024, bank deposits were $147.5 million and $105.5 million, respectively.

Marketable securities consisted of the following:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$1,503	$—	$—	$1,503
Commercial paper	11,764	2	(3)	11,763
Corporate debt securities	275,555	531	(50)	276,036
Municipal securities	29,460	43	(10)	29,493
Government and agency debt	162,162	174	(35)	162,301
Total marketable securities	$480,444	$750	$(98)	$481,096

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$250	$1	$—	$251
Commercial paper	7,342	5	(5)	7,342
Corporate debt securities	161,231	187	(122)	161,296
Municipal securities	17,392	22	—	17,414
Government and agency debt	180,361	172	(221)	180,312
Total marketable securities	$366,576	$387	$(348)	$366,615

The following table summarizes the Company’s marketable securities by contractual maturities:

December 31, 2025
(in thousands)
Due in 1 year or less	$306,491
Due in 1 year through 2 years	174,605
Total	$481,096

The following table presents fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$9,786	$(3)	$—	$—	$9,786	$(3)
Corporate debt securities	50,218	(50)	—	—	50,218	(50)
Municipal securities	6,600	(10)	—	—	6,600	(10)
Government and agency debt	55,141	(35)	—	—	55,141	(35)
Total	$121,745	$(98)	$—	$—	$121,745	$(98)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$2,884	$(5)	$—	$—	$2,884	$(5)
Corporate debt securities	50,856	(121)	2,007	(1)	52,863	(122)
Government and agency debt	72,746	(221)	—	—	72,746	(221)
Total	$126,486	$(347)	$2,007	$(1)	$128,493	$(348)

As of December 31, 2025 and 2024, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 13, Accumulated Other Comprehensive Income, for the realized gains or losses from available-for-sale marketable securities that were reclassified out of AOCI during the periods presented.

5. Fair Value Measurements

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2025
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$26,407	$26,407	$—
Cash equivalents	26,407	26,407	—
Certificates of deposit	1,503	—	1,503
Commercial paper	11,763	—	11,763
Corporate debt securities	276,036	—	276,036
Municipal securities	29,493	—	29,493
Government and agency debt	162,301	—	162,301
Marketable securities	481,096	—	481,096
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	5,170	—	5,170
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	448	—	448
Restricted bank deposits included in prepaid expenses and other current assets	11	—	11
Total financial assets	$513,132	$26,407	$486,725
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$9	$—	$9
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	217	—	217
Total financial liabilities	$226	$—	$226

	December 31, 2024
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$19,218	$19,218	$—
Cash equivalents	19,218	19,218	—
Certificates of deposit	251	—	251
Commercial paper	7,342	—	7,342
Corporate debt securities	161,296	—	161,296
Municipal securities	17,414	—	17,414
Government and agency debt	180,312	—	180,312
Marketable securities	366,615	—	366,615
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	846	—	846
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	4	—	4
Restricted bank deposits included in prepaid expenses and other current assets	12	—	12
Total financial assets	$386,695	$19,218	$367,477
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$228	$—	$228
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	83	—	83
Total financial liabilities	$311	$—	$311

The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its restricted deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of December 31, 2025 and 2024, the Company did not have any assets or liabilities valued based on Level 3 valuations.

6. Derivative Financial Instruments and Hedging

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	December 31,
	2025	2024
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$95,063	$84,156
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	19,041	16,737
Total derivative instruments	$114,104	$100,893

Effect of Foreign Currency Contracts on the Consolidated Statements of Operations

The gains (losses) on foreign currency contracts were presented on the Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$603	$3	$(359)	$—	$—	$—
Research and development	4,833	32	(2,982)	—	—	—
Sales and marketing	957	11	(693)	—	—	—
General and administrative	1,330	11	(798)	—	—	—
Interest and other income, net	—	—	—	1,671	(180)	(593)
Total gains (losses) recognized in earnings	$7,723	$57	$(4,832)	$1,671	$(180)	$(593)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 13, Accumulated Other Comprehensive Income, for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred gains in AOCI as of December 31, 2025 are expected to be recognized as cost of revenue or operating expenses in the same financial statement line item in the Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Computer and software	$12,191	$10,494
Furniture and office equipment	3,248	3,296
Leasehold improvements	5,912	5,911
Property and equipment, gross	21,351	19,701
Less: accumulated depreciation and amortization	(15,815)	(14,033)
Property and equipment, net	$5,536	$5,668

Depreciation and amortization expense were $3.6 million, $3.9 million, and $3.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued compensation and benefits	$50,668	$32,863
Accrued expenses	27,302	19,022
Accrued expenses and other current liabilities	$77,970	$51,885

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

The acquisition also included a holdback arrangement with certain employees of Qwak, totaling $17.0 million in cash and 754,360 of the Company’s ordinary shares with a fair value of $26.8 million. The consideration will vest in three equal annual installments on the anniversary of the acquisition date. In addition, the Company agreed to pay retention bonuses of approximately $2.2 million to Qwak continuing employees over 2 years from the acquisition date. Because the vesting of holdback shares and payout of the holdback cash consideration and the retention bonuses are subject to continued employment, they are recognized as share-based compensation expense and acquisition-related expense, respectively, over the requisite service periods.

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

9. Goodwill and Intangible Assets, Net

Goodwill

The following table represents the changes to goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2023	$247,955
Addition from acquisition	123,557
Balance as of December 31, 2024 and 2025	$371,512

Intangible Assets, Net

Intangible assets consisted of the following as of December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$89,962	$(51,147)	$38,815	3.2
Customer relationships	4,200	(3,107)	1,093	1.5
Total	$94,162	$(54,254)	$39,908

Intangible assets consisted of the following as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$92,762	$(35,836)	$56,926	3.8
Customer relationships	9,374	(5,474)	3,900	1.4
Total	$102,136	$(41,310)	$60,826

Gross carrying amount and accumulated amortization of fully amortized intangibles are removed from the preceding tables. Amortization expenses for intangible assets were $20.9 million, $17.6 million and $11.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The expected future amortization expenses by year related to the intangible assets as of December 31, 2025 are as follows:

December 31, 2025
(in thousands)
Year Ending December 31,
2026	$14,974
2027	10,117
2028	9,733
2029	5,084
Total	$39,908

10. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through 2036.

Components of operating lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating lease cost	$9,388	$8,994	$9,144
Short-term lease cost	949	1,067	571
Variable lease cost	1,319	580	398
Total operating lease cost	$11,656	$10,641	$10,113

Supplementary cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating leases	$9,317	$8,665	$8,453
ROU assets obtained in exchange for operating lease liabilities	$6,834	$164	$6,282

As of December 31, 2025, the weighted-average discount rate is 4.4% and the weighted-average remaining term is 3.1 years. Maturities of the Company’s operating lease liabilities as of December 31, 2025 were as follows:

December 31, 2025
(in thousands)
Year Ending December 31,
2026	$6,234
2027	1,676
2028	1,752
2029	1,648
2030	1,697
Thereafter	581
Total operating lease payments	13,588
Less: imputed interest	(1,132)
Total operating lease liabilities	$12,456

As of December 31, 2025, the Company had an additional commitment of $114.0 million for an operating lease related to a facility that had not yet commenced. The lease is expected to commence in 2026 with a lease term of 10 years.

11. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of December 31, 2025, the Company had outstanding non-cancelable purchase obligations with a remaining term of 12 months or longer as follows:

December 31, 2025
(in thousands)
Year Ending December 31,
2026	$64,547
2027	73,270
2028	55,925
2029	56,269
2030	60,449
Total	$310,460

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

The Company has the following ordinary shares reserved for future issuance:

December 31, 2025
Outstanding share options	1,428,546
Outstanding RSUs	9,838,786
Issuable ordinary shares related to business combination	502,906
Shares available for future issuance under the 2020 Plan	18,486,971
Shares available for future issuance under ESPP	5,648,041
Total ordinary shares reserved	35,905,250

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

The 2020 Plan provides for the grant of share options, ordinary shares, restricted shares, restricted share units and other share-based awards. The maximum number of ordinary shares available for issuance under the 2020 Plan is equal to the sum of (i) 9,100,000 ordinary shares plus, (ii) the number of ordinary shares remaining available for issuance under the 2011 Plan as of the date it was replaced, and (iii) the number of ordinary shares that become available under the 2011 Plan as a result of expiration, forfeiture, cancellation, or settlement in cash, with the maximum number of shares to be added to the 2020 Plan pursuant to the 2011 Plan equal to 15,309,367 shares. In addition, the number of shares available for issuance under the Company’s 2020 Plan also includes an annual increase on January 1 of each year beginning on January 1, 2021 and ending on and including January 1, 2030, in an amount equal to the least of (i) 9,100,000 ordinary shares, (ii) five percent (5%) of the total number of ordinary shares outstanding as of the last day of the immediately preceding calendar year on a fully diluted basis, or (iii) such number of shares determined by the Company’s board of directors. The contractual term for each award granted under the 2020 Plan will be 10 years. Effective January 1, 2025, the number of ordinary shares authorized for issuance under the 2020 Plan automatically increased by 6,400,773 shares.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Balance as of December 31, 2024	3,106,267	$10.45	4.0	$60,491
Exercised	(1,527,071)	$7.89		$58,368
Forfeited or expired	(150,650)	$34.95
Balance as of December 31, 2025	1,428,546	$10.59	3.3	$74,162
Exercisable as of December 31, 2025	1,428,546	$10.59	3.3	$74,162

The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $65.9 million and $38.9 million, respectively.

Restricted Share Units

A summary of RSU activity under the Company's equity incentive plan is as follows, including performance-based RSUs:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	11,081,208	$30.11
Granted(1)	4,706,430	$40.06
Vested	(4,617,668)	$29.72
Forfeited	(1,331,184)	$32.28
Unvested as of December 31, 2025	9,838,786	$34.76

_________________________________________

(1) Includes 290,538 ordinary shares underlying performance-based RSUs with market conditions with a weighted average grant date fair value of $36.53 per ordinary share.

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $34.36 and $25.38, respectively. The total fair value of RSUs, as of their respective release dates, was $214.8 million, $131.7 million, and $75.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.

The Company has granted performance-based RSUs with market conditions to certain executives. The awards vest over approximately 4 years, subject to the achievement of market-based conditions tied to the Company’s relative total shareholder return. The assumptions used in the Monte Carlo simulation model to value performance-based RSUs with market conditions are as follows:

	Year Ended December 31,
	2025	2024	2023
Expected term (years)	0.6 - 0.9	0.6	0.6
Expected volatility	43.0% - 55.0%	60.2%	54.8%
Risk-free interest rate	4.2%	5.2%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%

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

Effective January 1, 2025, the number of ordinary shares authorized for issuance under the ESPP automatically increased by 1,127,548 shares.

The Black-Scholes assumptions used to value the purchase rights granted under the ESPP on the first day of the offering period are as follows:

	Year Ended December 31,
	2025	2024	2023
Expected term (years)	0.5	0.5	0.5
Expected volatility	38.0% - 47.7%	57.9% - 66.1%	44.4% - 55.1%
Risk-free interest rate	4.0% - 4.3%	4.8% - 5.3%	5.2% - 5.5%
Expected dividend yield	0.0%	0.0%	0.0%

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Consolidated Statements of Operations is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$16,768	$14,555	$9,784
Research and development	58,203	48,192	32,689
Sales and marketing	55,749	47,603	30,338
General and administrative	25,937	20,756	22,360
Total share-based compensation expense	$156,657	$131,106	$95,171

As of December 31, 2025, unrecognized share-based compensation cost related to unvested share-based compensation awards was $302.1 million, which is expected to be recognized over a weighted-average period of 2.5 years. Additionally, unrecognized share-based compensation cost related to the Qwak holdback arrangement was $13.6 million, which will be recognized over 1.5 years.

13. Accumulated Other Comprehensive Income

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2023	$(124)	$1,137	$1,013
Other comprehensive income (loss) before reclassifications	205	(462)	(257)
Net realized gains reclassified from AOCI	(44)	(57)	(101)
Other comprehensive (loss) income	161	(519)	(358)
Balance as of December 31, 2024	37	618	655
Other comprehensive income before reclassifications	598	12,266	12,864
Net realized gains reclassified from AOCI	(30)	(7,723)	(7,753)
Other comprehensive income	568	4,543	5,111
Balance as of December 31, 2025	$605	$5,161	$5,766

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

The Company may also receive benefits pursuant to the Law for the Encouragement of Knowledge Intensive Industry (Temporary Provision), 2023 (the “Angel’s Law”), which was enacted on July 31, 2023. The Angel’s Law provides certain benefits to entities that qualify as PTE, including special deductions in connection with acquisitions where certain criteria are met.

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

The components of the net loss before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Israel	$(96,672)	$(89,367)	$(73,560)
Foreign	30,635	23,547	19,044
Total	$(66,037)	$(65,820)	$(54,516)

Income tax expense was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Israel	$—	$—	$—
Foreign	4,639	4,810	5,753
Total current income tax expense	4,639	4,810	5,753
Deferred:
Israel	—	(4,376)	—
Foreign	1,143	2,982	987
Total deferred income tax expense (benefit)	1,143	(1,394)	987
Income tax expense	$5,782	$3,416	$6,740

A reconciliation of the Company’s statutory income tax rate to effective income tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
	(in thousands, except percentages)
Tax at Israel statutory rate	$(15,189)	23.0%	$(15,138)	23.0%	$(12,539)	23.0%
Foreign tax effects:
U.S.:
Statutory tax rate difference between U.S. and Israel	(461)	0.7	(362)	0.5	(287)	0.5
State taxes, net of federal income tax effect	338	(0.5)	426	(0.6)	(226)	0.4
Share-based compensation	(2,082)	3.1	1,010	(1.5)	1,689	(3.1)
Other	527	(0.8)	320	(0.5)	396	(0.7)
Other foreign jurisdictions	132	(0.2)	704	(1.1)	343	(0.6)
Change in valuation allowances	12,038	(18.2)	4,400	(6.7)	8,116	(14.9)
Nontaxable or nondeductible items:
Business combination	858	(1.3)	415	(0.6)	639	(1.2)
Share-based compensation	1,726	(2.6)	873	(1.3)	(601)	1.1
Change in unrecognized tax benefits	1,748	(2.6)	956	(1.5)	691	(1.3)
Other:
Effect of PTE	10,634	(16.1)	9,830	(14.9)	8,092	(14.8)
Angel’s Law special deduction	(4,522)	6.8	—	—	—	—
Other	35	(0.1)	(18)	0.0	427	(0.8)
Effective tax rate	$5,782	(8.8)%	$3,416	(5.2)%	$6,740	(12.4)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table presents the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$32,303	$24,082
Research and development expenses	7,403	7,698
Accruals and reserves	1,888	1,889
Share-based compensation	19,371	18,745
Deferred revenue	4,128	1,542
Operating lease liabilities	1,967	997
Gross deferred tax assets	67,060	54,953
Valuation allowance	(49,521)	(37,347)
Total deferred tax assets	17,539	17,606
Deferred tax liabilities:
Intangible assets	(4,788)	(7,289)
Deferred contract acquisition costs	(10,082)	(7,530)
Operating lease ROU assets	(1,904)	(984)
Share-based compensation	(1,300)	(1,168)
Property and equipment	(53)	(40)
Gross deferred tax liabilities	(18,127)	(17,011)
Net deferred tax assets (liabilities)	$(588)	$595

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset certain deferred tax assets as of December 31, 2025 and 2024 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2025, 2024, and 2023 was an increase of $12.2 million, $5.8 million and $8.9 million, respectively. For the year ended December 31, 2024, the Company recognized a discrete tax benefit of $4.4 million in Israel attributable to the release of valuation allowance as a result of recognizing deferred tax liabilities associated with the Qwak acquisition.

As of December 31, 2025, the Company had $239.7 million in net operating loss carryforwards in Israel, which can be carried forward indefinitely.

As of December 31, 2025, the U.S. subsidiary had state net operating loss carryforwards of $76.5 million available to offset future taxable income, which will expire between 2034 and 2044, if not utilized. The U.S. subsidiary had an immaterial federal net operating loss carryforward as of December 31, 2025.

As of December 31, 2025, certain foreign subsidiaries of the Company had undistributed earnings of $25.9 million, which were designated as indefinitely reinvested. If these earnings were repatriated to Israel, it would be subject to income taxes and to an adjustment for foreign tax credits and foreign withholding taxes. The Company has estimated the amount of unrecognized deferred tax liability related to these earnings to be approximately $2.0 million.

Cash paid for income taxes, net of refunds was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Israel	$65	$51	$33
Foreign:
France	1,398	431	325
India	1,270	884	829
U.S.	5,038	2,851	3,791
All other foreign	173	23	20
Total	$7,944	$4,240	$4,998

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(in thousands)
Balance - December 31, 2022	$4,823
Increase related to prior years’ tax positions	149
Decrease related to prior years’ tax positions	(24)
Increase related to current year’s tax positions	464
Decrease due to lapse of statutes of limitations	(13)
Balance - December 31, 2023	5,399
Increase related to current year’s tax positions	677
Balance - December 31, 2024	6,076
Increase related to prior years’ tax positions	22
Decrease related to prior years’ tax positions	(66)
Increase related to current year’s tax positions	1,528
Balance - December 31, 2025	$7,560

As of December 31, 2025, the total amount of gross unrecognized tax benefits was $7.6 million, of which, $4.1 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, accrued interest and penalties related to uncertain tax positions were immaterial.

The Company has net operating losses from prior tax periods which may be subjected to examination in future periods. As of December 31, 2025, the Company’s tax years after 2020 are open to examination in Israel. Its U.S. subsidiary’s tax filings for tax years after 2021 are open to examinations by U.S. federal tax authorities and tax years after 2022 are open to examinations by U.S. state tax authorities. In addition, the U.S. federal tax returns were settled through 2018 except for any adjustments which might be made as a result of the carryback of net operating losses. As of December 31, 2025, the Company’s subsidiary in France is under examination by the local tax authorities for the 2023 tax year. The Company does not expect the results of the examination to have a material impact on its consolidated financial statements. The Company currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The OBBBA includes significant changes to the U.S. tax law, including the extension and modification of several key provisions of the Tax Cuts & Jobs Act. For the year ended December 31, 2025, OBBBA did not have a material impact on the Company’s consolidated financial statements. In addition, the Company does not expect the provisions of the OBBBA that become effective in future years to have a material impact on its consolidated financial statements.

15. Employee Benefit Plans

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Until February 29, 2024, the Company matched 50% of participating employee contributions to the plan up to 6% of the employee’s eligible compensation. Effective March 1, 2024, the matching contribution increased to 8%. During the years ended December 31, 2025, 2024, and 2023, the Company recorded $2.8 million, $2.1 million and $1.6 million, respectively, of expenses related to the 401(k) plan.

Israeli Severance Pay

Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The Company has elected to include its employees in Israel under Section 14 of the Severance Pay Law, under which these employees are entitled only to monthly deposits made in their name with insurance companies, at a rate of 8.33% of their monthly salary. These payments release the Company from any future obligation under the Israeli Severance Pay Law to make severance payments in respect of those employees; therefore, any liability for severance pay due to these employees, and the deposits under Section 14 are not recorded as an asset in the Consolidated Balance Sheets. During the years ended December 31, 2025, 2024, and 2023, the Company recorded $9.6 million, $7.6 million, and $6.2 million, respectively, in severance expenses related to these employees.

16. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(71,819)	$(69,236)	$(61,256)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	116,200,900	109,691,100	103,317,759
Net loss per share, basic and diluted	$(0.62)	$(0.63)	$(0.59)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended December 31,
	2025	2024	2022
Outstanding share options	2,182,514	3,739,468	6,264,883
Unvested RSUs	10,748,049	10,779,505	9,298,748
Share purchase rights under the ESPP	208,294	201,493	155,276
Issuable ordinary shares related to business combination	633,111	362,752	27,505
Total	13,771,968	15,083,218	15,746,412

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

The following table summarizes the Company’s segment revenue, significant segment expenses, and segment net loss:

	Year Ended December 31,
	2025	2024	2023
Revenue	$531,840	$428,488	$349,886
Less:
Compensation expense (1)	287,522	233,934	198,491
Share-based compensation expense	156,657	131,106	95,171
Other segment items (2)	159,480	132,684	117,480
Net loss	$(71,819)	$(69,236)	$(61,256)

_________________________________________

(1) Compensation expense includes employee salaries, commissions, performance bonus, payroll taxes, benefits, and outsourced labor costs.

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

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	December 31,
	2025	2024
	(in thousands)
United States	$9,378	$5,897
Israel	5,903	10,846
India	2,040	2,895
Rest of world	278	232
Total long-lived assets	$17,599	$19,870

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Kost Forer Gabbay & Kasierer, an independent registered public accounting firm and a member of Ernst & Young Global, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, the following trading plan intended to satisfy the Rule 10b5-1 affirmative defense pursuant to Item 408(a)(1) of Regulation S-K was adopted by a director of the Company:

On November 25, 2025, Mr. Barry Zwarenstein, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 10,000 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or February 24, 2027.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 annual general meeting of shareholders (the “Proxy Statement”), and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association of JFrog Ltd.	S-1/A	333-248271	3.2	September 8, 2020
4.1	Specimen share certificate of the Registrant	S-1/A	333-248271	4.1	September 8, 2020
4.2	Description of Share Capital
10.1+	Form of Indemnification Agreement	S-1	333-248271	10.1	August 24, 2020
10.2+	2011 Israeli Share Option Plan, as amended, and related form agreement	S-1	333-248271	10.2	August 24, 2020
10.3+	2020 Share Incentive Plan and related form agreements	S-1/A	333-248271	10.3	September 8, 2020
10.3.1+	Forms of Restricted Share Unit Grant and Award Agreement under the Registrant’s 2020 Share Incentive Plan	10-K	001-39492	10.2A	February 9, 2023
10.3.2+	Form of Performance-Based Restricted Share Unit Grant and Award Agreement under the Registrant’s 2020 Share Incentive Plan	10-Q	001-39492	10.1	November 7, 2025
10.4+	2020 Employee Share Purchase Plan	S-1/A	333-248271	10.4	September 8, 2020
10.5+	Form of Change in Control and Severance Agreement between the Registrant and Shlomi Ben Haim	S-1/A	333-248271	10.7	September 8, 2020
10.6+	Form of Employment Agreement between the Registrant and Yoav Landman	S-1/A	333-248271	10.9	September 8, 2020
10.7+	Form of Confirmatory Employment Letter between the Registrant and Tali Notman	S-1	333-248271	10.9	August 24, 2020
10.8+	Form of Confirmatory Employment Letter between the Registrant and Shlomi Ben Haim	S-1	333-248271	10.10	August 24, 2020
10.9+	Form of Director Offer Letter	S-1	333-248271	10.11	August 24, 2020
10.10+	Form of Restricted Share Unit Award Agreement between the Registrant and Shlomi Ben Haim	S-1	333-248271	10.12	August 24, 2020
10.11+	Form of Executive Officer Change in Control and Severance Agreement (US)	S-1/A	333-248271	10.14	September 8, 2020
10.12	Lease between the Registrant and 270 E. Caribbean LLC, dated as of July 25, 2016	S-1	333-248271	10.16	August 24, 2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.13+	Form of Confirmatory Employment Letter between the Registrant and Ed Grabscheid	10-K	001-39492	10.17	February 15, 2024
10.14+	Equity Side Letter between the Registrant and Ed Grabscheid	10-K	001-39492	10.18	February 15, 2024
10.15+	Consulting Services Agreement between the Registrant and Jacob Shulman, dated December 16, 2023	10-K	001-39492	10.19	February 15, 2024
10.16+	Consulting Services Agreement between the Registrant and Frederic Simon, dated June 4, 2024	10-Q	001-39492	10.1	August 8, 2024
10.17+	Compensation Policy for Executive Officers and Directors	10-Q	001-39492	10.1	August 8, 2025
10.18+	Non-Employee Director Compensation Policy	10-Q	001-39492	10.2	August 8, 2025
19.1	Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities	10-K	001-39492	19.1	February 14, 2025
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	10-K	001-39492	97.1	February 15, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________

+ Indicates management contract or compensatory plan.

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2026	By:	/s/Shlomi Ben Haim
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

Signature	Title	Date

/s/ Shlomi Ben Haim	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2026
Shlomi Ben Haim

/s/ Eduard Grabscheid	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 13, 2026
Eduard Grabscheid

/s/ Yoav Landman	Director	February 13, 2026
Yoav Landman

/s/ Yossi Sela	Director	February 13, 2026
Yossi Sela

/s/ Frederic Simon	Director	February 13, 2026
Frederic Simon

/s/ Elisa Steele	Director	February 13, 2026
Elisa Steele

/s/ Luis Visoso	Director	February 13, 2026
Luis Visoso

/s/ Andy Vitus	Director	February 13, 2026
Andy Vitus

/s/ Yvonne Wassenaar	Director	February 13, 2026
Yvonne Wassenaar

/s/ Sigal Zarmi	Director	February 13, 2026
Sigal Zarmi

/s/ Barry Zwarenstein	Director	February 13, 2026
Barry Zwarenstein

AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the undersigned as the duly authorized representative in the United States of the Registrant in Sunnyvale, California, on February 13, 2026.

JFrog, Inc.

By:	/s/ Shlomi Ben Haim
Shlomi Ben Haim
Chief Executive Officer and Secretary