Form 10-Q
period 2026-03-31
JFrog Ltd
filed 2026-05-08
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 121,119,724 ordinary shares, NIS 0.01 par value per share, outstanding.

Table of Contents

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
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions, such as the imposition of tariffs and other non-tariff trade barriers, or war, such as the war involving Israel, the U.S., Iran, and Hezbollah, and the regional conflict in the Middle East, on our business, results of operations and financial condition;
•
our ability to successfully defend litigation brought against us;

•
our ability to attract and retain qualified employees and key personnel;
•
the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•
our expectations regarding the amount, timing, and manner of any repurchases of our ordinary shares;
•
the future trading prices of our ordinary shares; and
•
our ability to maintain or increase our net dollar retention rate.

You should not rely upon forward-looking statements as predictions of future events. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$60,966	$75,840
Short-term investments	680,278	628,574
Accounts receivable, net	113,708	119,948
Deferred contract acquisition costs	23,011	22,259
Prepaid expenses and other current assets	26,844	26,390
Total current assets	904,807	873,011
Property and equipment, net	6,504	5,536
Deferred contract acquisition costs, noncurrent	34,293	34,304
Operating lease right-of-use assets	16,163	12,063
Intangible assets, net	35,235	39,908
Goodwill	371,512	371,512
Other assets, noncurrent	4,694	5,043
Total assets	$1,373,208	$1,341,377
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,627	$14,168
Accrued expenses and other current liabilities	67,183	77,970
Operating lease liabilities	5,220	5,780
Deferred revenue	311,135	309,604
Total current liabilities	400,165	407,522
Deferred revenue, noncurrent	30,336	32,400
Operating lease liabilities, noncurrent	11,227	6,676
Other liabilities, noncurrent	7,482	7,332
Total liabilities	449,210	453,930
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 121,157,301 and 119,615,355 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	340	335
Additional paid-in capital	1,361,165	1,312,833
Accumulated other comprehensive income	2,247	5,766
Accumulated deficit	(439,754)	(431,487)
Total shareholders’ equity	923,998	887,447
Total liabilities and shareholders’ equity	$1,373,208	$1,341,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription—self-managed and SaaS	$146,282	$116,425
License—self-managed	7,695	5,982
Total subscription revenue	153,977	122,407
Cost of revenue:
Subscription—self-managed and SaaS	33,600	30,065
License—self-managed	—	116
Total cost of revenue—subscription	33,600	30,181
Gross profit	120,377	92,226
Operating expenses:
Research and development	51,812	43,335
Sales and marketing	57,752	52,812
General and administrative	23,744	19,049
Total operating expenses	133,308	115,196
Operating loss	(12,931)	(22,970)
Interest and other income, net	7,152	5,965
Loss before income taxes	(5,779)	(17,005)
Income tax expense	2,488	1,498
Net loss	$(8,267)	$(18,503)

Net loss per share, basic and diluted	$(0.07)	$(0.16)
Weighted-average shares used in computing net loss per share, basic and diluted	120,159,190	113,447,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$(8,267)	$(18,503)
Other comprehensive loss, net of tax:
Net change in available-for-sale marketable securities, net of tax	(1,375)	138
Net change in derivative instruments, net of tax	(2,144)	(2,016)
Other comprehensive loss, net of tax	(3,519)	(1,878)
Comprehensive loss	$(11,786)	$(20,381)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2026
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	119,615,355	$335	$1,312,833	$5,766	$(431,487)	$887,447
Issuance of ordinary shares upon exercise of share options	53,385	—	554	—	—	554
Issuance of ordinary shares upon release of restricted share units	1,249,585	4	(4)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	238,976	1	8,155	—	—	8,156
Share-based compensation expense	—	—	39,627	—	—	39,627
Other comprehensive loss, net of tax	—	—	—	(3,519)	—	(3,519)
Net loss	—	—	—	—	(8,267)	(8,267)
Balance as of March 31, 2026	121,157,301	$340	$1,361,165	$2,247	$(439,754)	$923,998

	Three Months Ended March 31, 2025
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	112,754,822	$315	$1,132,224	$655	$(359,668)	$773,526
Issuance of ordinary shares upon exercise of share options	520,824	1	3,751	—	—	3,752
Issuance of ordinary shares upon release of restricted share units	1,006,118	3	(3)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	281,054	1	6,293	—	—	6,294
Share-based compensation expense	—	—	36,845	—	—	36,845
Other comprehensive loss, net of tax	—	—	—	(1,878)	—	(1,878)
Net loss	—	—	—	—	(18,503)	(18,503)
Balance as of March 31, 2025	114,562,818	$320	$1,179,110	$(1,223)	$(378,171)	$800,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,267)	$(18,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,561	6,714
Share-based compensation expense	39,627	36,845
Non-cash operating lease expense	2,063	2,118
Net amortization of premium or discount on investments	(923)	(1,559)
Gains on foreign exchange	(74)	(82)
Changes in operating assets and liabilities:
Accounts receivable	6,335	6,495
Prepaid expenses and other assets	(2,405)	184
Deferred contract acquisition costs	(741)	(751)
Accounts payable	1,578	(628)
Accrued expenses and other liabilities	(1,768)	(1,134)
Operating lease liabilities	(2,097)	(2,207)
Deferred revenue	(533)	1,300
Net cash provided by operating activities	38,356	28,792
Cash flows from investing activities:
Purchases of short-term investments	(165,647)	(148,968)
Maturities of short-term investments	113,638	103,833
Purchases of property and equipment	(1,070)	(647)
Net cash used in investing activities	(53,079)	(45,782)
Cash flows from financing activities:
Proceeds from exercise of share options	554	3,752
Proceeds from employee share purchase plan	8,156	6,294
Proceeds from employee equity transactions, net of payments to tax authorities and employees	(8,860)	1,459
Net cash provided by (used in) financing activities	(150)	11,505
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(34)
Net decrease in cash, cash equivalents, and restricted cash	(14,874)	(5,519)
Cash, cash equivalents, and restricted cash—beginning of period	76,551	50,627
Cash, cash equivalents, and restricted cash—end of period	$61,677	$45,108
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$60,966	$44,350
Restricted cash included in prepaid expenses and other current assets	711	758
Total cash, cash equivalents, and restricted cash	$61,677	$45,108

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

The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 13, 2026.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2026 and the Company’s condensed consolidated results of operations, shareholders’ equity, and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies during the three months ended March 31, 2026.

Refundable Tax Credits

On March 31, 2026, the Israeli Knesset enacted Chapter 10, “Law for the Encouragement and Incentivization of Research and Development, 2026” (the “R&D Law”). The R&D Law introduces a refundable tax credit regime for qualifying research and development expenditures incurred in Israel, effective for tax years beginning January 1, 2026. Subject to certain conditions, eligible companies may apply the credit against Israeli income taxes or Israeli qualified domestic minimum top-up tax, or alternatively receive a government grant to the extent the credit is not utilized. The Company recognizes the credits as a reduction to the related expense when there is reasonable assurance that it complies with required conditions and the credits will be received.

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $7.2 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively. Foreign exchange gains (losses) were not material for the periods presented.

Recently Adopted Accounting Pronouncement

In July 2025, the Financial Accounting Standard Board (“FASB”) issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The Company adopted this guidance on January 1, 2026 on a prospective basis and elected the practical expedient. The adoption did not have a material impact on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update establishes guidance on the recognition, measurement, presentation, and disclosure of government grants, including grants related to an asset and grants related to income. The guidance is effective for the Company for the first quarter beginning January 1, 2029, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$75,081	49%	$69,797	57%
Subscription	67,386	44	63,815	52
License	7,695	5	5,982	5
SaaS	78,896	51	52,610	43
Total subscription revenue	$153,977	100%	$122,407	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$90,937	59%	$72,925	60%
Israel	4,670	3	3,741	3
Rest of world	58,370	38	45,741	37
Total subscription revenue	$153,977	100%	$122,407	100%

Contract Balances

Of the $342.0 million and $274.2 million of deferred revenue recorded as of December 31, 2025 and 2024, respectively, the Company recognized $125.8 million and $101.2 million as revenue during the three months ended March 31, 2026 and 2025, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations represent contracted revenue that has not yet been recognized. It includes deferred revenue and non-cancelable amounts that will be invoiced and recognized in future periods, and excludes usage-based fees from SaaS subscriptions in excess of minimum usage commitments from the remaining performance obligations. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $574.9 million, which consists of billed considerations of $341.5 million and unbilled considerations of $233.4 million, that the Company expects to recognize as revenue. As of March 31, 2026, the Company expects to recognize 67% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $5.9 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of March 31, 2026 and December 31, 2025, bank deposits were $153.4 million and $147.5 million, respectively.

Marketable securities consist of the following:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$1,765	$—	$(5)	$1,760
Commercial paper	19,233	—	(24)	19,209
Corporate debt securities	289,406	92	(642)	288,856
Municipal securities	36,200	11	(73)	36,138
Government and agency debt	181,161	39	(273)	180,927
Total marketable securities	$527,765	$142	$(1,017)	$526,890

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$1,503	$—	$—	$1,503
Commercial paper	11,764	2	(3)	11,763
Corporate debt securities	275,555	531	(50)	276,036
Municipal securities	29,460	43	(10)	29,493
Government and agency debt	162,162	174	(35)	162,301
Total marketable securities	$480,444	$750	$(98)	$481,096

The following table summarizes the Company’s marketable securities by contractual maturities:

March 31, 2026
(in thousands)
Due in 1 year or less	$314,285
Due in 1 year through 2 years	212,605
Total	$526,890

The following tables present fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	March 31, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificates of deposit	$1,760	$(5)	$—	$—	$1,760	$(5)
Commercial paper	17,213	(24)	—	—	17,213	(24)
Corporate debt securities	188,062	(642)	—	—	188,062	(642)
Municipal securities	26,557	(73)	—	—	26,557	(73)
Government and agency debt	134,073	(273)	—	—	134,073	(273)
Total	$367,665	$(1,017)	$—	$—	$367,665	$(1,017)

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$9,786	$(3)	$—	$—	$9,786	$(3)
Corporate debt securities	50,218	(50)	—	—	50,218	(50)
Municipal securities	6,600	(10)	—	—	6,600	(10)
Government and agency debt	55,141	(35)	—	—	55,141	(35)
Total	$121,745	$(98)	$—	$—	$121,745	$(98)

As of March 31, 2026 and December 31, 2025, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2026
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$23,828	$23,828	$—
Cash equivalents	23,828	23,828	—
Certificates of deposit	1,760	—	1,760
Commercial paper	19,209	—	19,209
Corporate debt securities	288,856	—	288,856
Municipal securities	36,138	—	36,138
Government and agency debt	180,927	—	180,927
Marketable securities	526,890	—	526,890
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	3,017	—	3,017
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	49	—	49
Restricted bank deposits included in prepaid expenses and other current assets	11	—	11
Total financial assets	$553,795	$23,828	$529,967
Financial Liabilities:
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	$367	$—	$367
Total financial liabilities	$367	$—	$367

	December 31, 2025
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$26,407	$26,407	$—
Cash equivalents	26,407	26,407	—
Certificates of deposit	1,503	—	1,503
Commercial paper	11,763	—	11,763
Corporate debt securities	276,036	—	276,036
Municipal securities	29,493	—	29,493
Government and agency debt	162,301	—	162,301
Marketable securities	481,096	—	481,096
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	5,170	—	5,170
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	448	—	448
Restricted bank deposits included in prepaid expenses and other current assets	11	—	11
Total financial assets	$513,132	$26,407	$486,725
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$9	$—	$9
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	217	—	217
Total financial liabilities	$226	$—	$226

The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its restricted deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of March 31, 2026 and December 31, 2025, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$58,295	$95,063
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	18,525	19,041
Total derivative instruments	$76,820	$114,104

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

The gains (losses) on foreign currency contracts were presented on the Condensed Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$294	$24	$—	$—
Research and development	2,132	171	—	—
Sales and marketing	525	40	—	—
General and administrative	413	48	—	—
Interest and other income, net	—	—	253	(256)
Total gains (losses) recognized in earnings	$3,364	$283	$253	$(256)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred gains in AOCI as of March 31, 2026 are expected to be recognized as cost of revenue or operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Computer and software	$12,725	$12,191
Furniture and office equipment	4,460	3,248
Leasehold improvements	6,021	5,912
Property and equipment, gross	23,206	21,351
Less: accumulated depreciation and amortization	(16,702)	(15,815)
Property and equipment, net	$6,504	$5,536

Depreciation and amortization expense was $0.9 million for the three months ended March 31, 2026 and 2025.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued compensation and benefits	$43,789	$50,668
Accrued expenses	23,394	27,302
Accrued expenses and other current liabilities	$67,183	$77,970

8. Intangible Assets, Net

Intangible assets consisted of the following as of March 31, 2026:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$89,962	$(55,645)	$34,317	3.1
Customer relationships	4,200	(3,282)	918	1.3
Total	$94,162	$(58,927)	$35,235

Intangible assets consisted of the following as of December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$89,962	$(51,147)	$38,815	3.2
Customer relationships	4,200	(3,107)	1,093	1.5
Total	$94,162	$(54,254)	$39,908

Gross carrying amount and accumulated amortization of fully amortized intangibles are removed from the preceding tables. Amortization expenses for intangible assets were $4.7 million and $5.8 million for the three months ended March 31, 2026 and 2025, respectively.

The expected future amortization expenses by year related to the intangible assets as of March 31, 2026 are as follows:

March 31, 2026
(in thousands)
Year Ending December 31,
2026 (Remainder)	$10,301
2027	10,117
2028	9,733
2029	5,084
Total	$35,235

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through 2036.

Components of operating lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease cost	$2,223	$2,234
Short-term lease cost	236	248
Variable lease cost	406	299
Total operating lease cost	$2,865	$2,781

Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash paid for operating leases	$2,257	$2,323
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6,163	$516

As of March 31, 2026, the weighted-average discount rate is 4.8% and the weighted-average remaining term is 3.8 years. Maturities of the Company’s operating lease liabilities as of March 31, 2026 were as follows:

March 31, 2026
(in thousands)
Year Ending December 31,
2026 (Remainder)	$4,503
2027	4,171
2028	3,832
2029	2,856
2030	2,942
Thereafter	1,003
Total operating lease payments	19,307
Less: imputed interest	(2,860)
Total operating lease liabilities	$16,447

As of March 31, 2026, the Company had an additional commitment of $114.9 million for an operating lease related to a facility that had not yet commenced. The lease is expected to commence in the third quarter of 2026 with a lease term of 10 years.

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of March 31, 2026, the Company had outstanding non-cancelable purchase obligations with a remaining term of 12 months or longer as follows:

March 31, 2026
(in thousands)
Year Ending December 31,
2026 (Remainder)	$41,616
2027	73,656
2028	55,170
2029	56,269
2030	60,449
Total	$287,160

Indemnifications

The Company enters into indemnification provisions under certain agreements with other parties in the ordinary course of business. In its customer agreements, the Company has agreed to indemnify, defend and hold harmless the indemnified party for third party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party intellectual property infringement claims. For certain large or strategic customers, the Company has agreed to indemnify, defend and hold harmless the indemnified party for certain additional matters including but not limited to non-compliance with certain representations and warranties made by the Company. To date, the Company has not incurred any material costs related to such indemnifications.

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

11. Shareholders’ Equity and Equity Incentive Plans

Share Repurchases

In February 2026, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $300.0 million of the Company’s ordinary shares. The program became effective in March 2026 and has no expiration date but may be suspended, terminated, or modified at any time. Shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with U.S. federal securities laws. The timing of the repurchases will depend on certain factors, including market conditions, prices, and management’s discretion. There were no repurchases during the three months ended March 31, 2026.

Equity Incentive Plans

Effective January 1, 2026, the number of ordinary shares authorized for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) automatically increased by 6,580,602 shares pursuant to the terms of the 2020 Plan.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Outstanding as of December 31, 2025	1,428,546	$10.59	3.3	$74,162
Exercised	(53,385)	$10.37		$1,990
Outstanding and exercisable as of March 31, 2026	1,375,161	$10.60	2.9	$50,335

Restricted Share Units

A summary of restricted share units (“RSU”) activity under the Company’s equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	9,838,786	$34.76
Granted	890,958	$53.20
Vested	(1,249,585)	$30.90
Forfeited	(314,875)	$37.15
Unvested as of March 31, 2026	9,165,284	$36.99

The total vest date fair value of RSUs was $50.2 million during the three months ended March 31, 2026.

Employee Share Purchase Plan

Effective January 1, 2026, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 1,196,153 shares pursuant to the terms of ESPP.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

March 31, 2026
Outstanding share options	1,375,161
Outstanding RSUs	9,165,284
Issuable ordinary shares related to business combination	502,906
Shares available for future issuance under the 2020 Plan	24,491,490
Shares available for future issuance under ESPP	6,605,218
Total ordinary shares reserved	42,140,059

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Condensed Consolidated Statements of Operations is summarized as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,093	$4,201
Research and development	14,210	13,977
Sales and marketing	12,809	12,730
General and administrative	8,515	5,937
Total share-based compensation expense	$39,627	$36,845

As of March 31, 2026, unrecognized share-based compensation cost related to unvested share-based compensation awards was $303.3 million, which is expected to be recognized over a weighted-average period of 2.5 years. Additionally, unrecognized share-based compensation cost related to the acquisition holdback arrangement was $11.4 million, which will be recognized over 1.3 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2025	$605	$5,161	$5,766
Other comprehensive income (loss) before reclassifications	(1,374)	1,220	(154)
Net realized gains reclassified from AOCI	(1)	(3,364)	(3,365)
Other comprehensive loss	(1,375)	(2,144)	(3,519)
Balance as of March 31, 2026	$(770)	$3,017	$2,247

	Net Unrealized Gains on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2024	$37	$618	$655
Other comprehensive income (loss) before reclassifications	150	(1,733)	(1,583)
Net realized gains reclassified from AOCI	(12)	(283)	(295)
Other comprehensive income (loss)	138	(2,016)	(1,878)
Balance as of March 31, 2025	$175	$(1,398)	$(1,223)

13. Income Taxes

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in its valuation allowance. Income tax expense was $2.5 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. The income tax expense for the periods consisted primarily of income taxes related to the Company’s operations in the United States.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during three months ended March 31, 2026, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Gross unrecognized tax benefits were $7.6 million as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net loss	$(8,267)	$(18,503)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	120,159,190	113,447,099
Net loss per share, basic and diluted	$(0.07)	$(0.16)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2026	2025
Outstanding share options	1,401,751	2,868,463
Unvested RSUs	9,748,389	11,053,019
Share purchase rights under the ESPP	218,378	247,631
Issuable ordinary shares related to business combination	502,906	754,360
Total	11,871,424	14,923,473

15. Segment Information

The Company operates in one operating and reportable segment. The following table summarizes the Company’s segment revenue, significant segment expenses, and segment net loss:

	Three Months Ended March 31,
	2026	2025
Revenue	$153,977	$122,407
Less:
Compensation expense (1)	80,556	65,367
Share-based compensation expense	39,627	36,845
Other segment items (2)	42,061	38,698
Net loss	$(8,267)	$(18,503)

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

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	March 31, 2026	December 31, 2025
	(in thousands)
United States	$12,217	$9,378
Israel	8,188	5,903
India	1,945	2,040
Rest of world	317	278
Total long-lived assets	$22,667	$17,599

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026, or our Annual Report. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and under Part I, Item IA in our Annual Report.

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premises, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 51% of our total revenue for the three months ended March 31, 2026, compared to 43% for the three months ended March 31, 2025.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 58% of our total revenue for the three months ended March 31, 2026, compared to approximately 55% for the three months ended March 31, 2025. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We generated revenue of $154.0 million and $122.4 million for the three months ended March 31, 2026 and 2025, respectively, representing 26% growth. We have continued to invest in our business and had a net loss of $8.3 million and $18.5 million for the three months ended March 31, 2026 and 2025, respectively.

Middle East Conflict

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Following the attack, Israel declared war against Hamas and commenced a military campaign against these terrorist organizations. Israel has also been involved in military conflicts with Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies such as the Houthi movement in Yemen. In October 2025, a ceasefire agreement was reached between Israel and Hamas, leading to a cessation of direct military activities between these parties. In June 2025, following intelligence assessments indicating imminent attacks, Israel conducted strikes against Iranian military and nuclear infrastructure together with the United States, which led to Iranian counterattacks before a ceasefire was reached on June 24, 2025, after 12 days of hostilities. On February 28, 2026, Israel and the United States launched a second, larger-scale offensive against Iran. Iran retaliated with sustained attacks across the Middle East and was joined by renewed Hezbollah attacks on Israel. On April 8, 2026, a temporary ceasefire agreement was reached, resulting in a cessation of military activities. However, the situation remains volatile, with the potential for renewed escalation involving Iran or other terrorist organizations.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of March 31, 2026 and 2025, our net dollar retention rate was 120% and 116%, respectively. We expect our net dollar retention rate to remain relatively stable, with minor fluctuations around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of March 31, 2026, 1,225 of our customers had ARR of $100,000 or more, increasing from 1,168 customers as of December 31, 2025. We had 80 customers with ARR of at least $1.0 million as of March 31, 2026, increasing from 74 customers as of December 31, 2025.

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

The following table provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$38,356	$28,792
Less: purchases of property and equipment	(1,070)	(647)
Free cash flow	$37,286	$28,145

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$146,282	$116,425
License—self-managed	7,695	5,982
Total subscription revenue	153,977	122,407
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)	33,600	30,065
License—self-managed(2)	—	116
Total cost of revenue—subscription	33,600	30,181
Gross profit	120,377	92,226
Operating expenses:
Research and development(1)(3)	51,812	43,335
Sales and marketing(1)(2)(3)	57,752	52,812
General and administrative(1)(3)	23,744	19,049
Total operating expenses	133,308	115,196
Operating loss	(12,931)	(22,970)
Interest and other income, net	7,152	5,965
Loss before income taxes	(5,779)	(17,005)
Income tax expense	2,488	1,498
Net loss	$(8,267)	$(18,503)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,093	$4,201
Research and development	14,210	13,977
Sales and marketing	12,809	12,730
General and administrative	8,515	5,937
Total share-based compensation expense	$39,627	$36,845

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,498	$4,499
Cost of revenue: license—self-managed	—	116
Sales and marketing	175	1,202
Total amortization expense of acquired intangible assets	$4,673	$5,817

(3) Includes acquisition-related costs as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	$1,086	$1,180
Sales and marketing	466	463
General and administrative	19	15
Total acquisition-related costs	$1,571	$1,658

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription—self-managed and SaaS	95%	95%
License—self-managed	5	5
Total subscription revenue	100	100
Cost of revenue:
Subscription—self-managed and SaaS	22	25
License—self-managed	—	—
Total cost of revenue—subscription	22	25
Gross profit	78	75
Operating expenses:
Research and development	34	35
Sales and marketing	37	43
General and administrative	15	16
Total operating expenses	86	94
Operating loss	(8)	(19)
Interest and other income, net	4	5
Loss before income taxes	(4)	(14)
Income tax expense	1	1
Net loss	(5)%	(15)%

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$146,282	$116,425	$29,857	26%
License—self-managed	7,695	5,982	1,713	29%
Total subscription revenue	$153,977	$122,407	$31,570	26%

The increase in total subscription revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, consisted of approximately $26.2 million growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$33,600	$30,065	$3,535	12%
License—self-managed	—	116	(116)	(100)%
Total cost of revenue—subscription	$33,600	$30,181	$3,419	11%
Gross margin	78%	75%

Total cost of revenue increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to an increase of $2.1 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions and an increase of $1.5 million in personnel-related expenses mainly as a result of increased headcount.

Gross margin increased for three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to revenue growth with improved operating leverage.

Operating Expenses

Research and Development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Research and development	$51,812	$43,335	$8,477	20%

Research and development expense increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily attributable to an increase of $7.2 million in personnel-related expenses mainly as a result of increased headcount.

Sales and Marketing

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Sales and marketing	$57,752	$52,812	$4,940	9%

Sales and marketing expense increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily attributable to an increase of $4.3 million in personnel-related expenses mainly as a result of increased headcount.

General and Administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
General and administrative	$23,744	$19,049	$4,695	25%

General and administrative expense increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to an increase of $2.6 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below and an increase of $1.9 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$4,093	$4,201	$(108)	(3)%
Research and development	14,210	13,977	233	2%
Sales and marketing	12,809	12,730	79	1%
General and administrative	8,515	5,937	2,578	43%
Total share-based compensation expense	$39,627	$36,845	$2,782	8%

Share-based compensation expense increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily within general and administrative expenses. The increase was attributable to equity awards granted to new and existing employees and an increased allocation to general and administrative functions.

Interest and Other Income, Net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Interest and other income, net	$7,152	$5,965	$1,187	20%

Interest and other income, net increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to higher interest income as a result of increased investments in bank deposits and marketable securities.

Income Tax Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Income tax expense	$2,488	$1,498	$990	66%
Effective income tax rate	(43)%	(9)%

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

As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $741.2 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing, and extent of spending to support further sales and marketing and research and development efforts, the continuing market acceptance of our products and services, as well as expenses associated with our international expansion, the timing, and extent of additional capital expenditures to invest in existing and new office spaces. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights; additionally, we may repurchase our ordinary shares from time to time under our share repurchase program. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$38,356	$28,792
Net cash used in investing activities	$(53,079)	$(45,782)
Net cash provided by (used in) financing activities	$(150)	$11,505

Operating Activities

Net cash provided by operating activities of $38.4 million for three months ended March 31, 2026 was related to our net loss of $8.3 million, adjusted for non-cash charges of $46.3 million, including share-based compensation expense of $39.6 million and depreciation and amortization of $5.6 million, and changes in our operating assets and liabilities of $0.4 million. Changes in our operating assets and liabilities consisted primarily of a decrease of $6.3 million in accounts receivable due to timing of billing and collections, partially offset by an increase of $2.4 million in prepaid expenses and other assets due to timing of payments, a decrease of $2.1 million in operating lease liabilities as a result of lease payments, and a decrease of $1.8 million in accrued expense and other liabilities. The decrease in accrued expense and other liabilities were primarily attributable to commission payouts and a reduction in ESPP withholdings as a result of employee share purchases, partially offset by lease incentives received for a lease that has not yet commenced.

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

Investing Activities

Net cash used in investing activities of $53.1 million for the three months ended March 31, 2026 consisted primarily of net purchases of short-term investments of $52.0 million.

Net cash used in investing activities of $45.8 million for the three months ended March 31, 2025 consisted primarily of net purchases of short-term investments of $45.1 million.

Financing Activities

Net cash used in financing activities of $0.2 million for the three months ended March 31, 2026 consisted primarily of net payments of $8.9 million to tax authorities and employees from our employee equity transactions, partially offset by proceeds from employee share purchases under our ESPP of $8.2 million.

Net cash provided by financing activities of $11.5 million for the three months ended March 31, 2025 consisted of proceeds from employee share purchases under our ESPP of $6.3 million, proceeds from exercise of share options of $3.8 million, and net proceeds of $1.5 million from our employee equity transactions to be remitted to tax authorities.

Material Cash Requirements

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of March 31, 2026:

		Payments Due by Period
	Total	2026 (Remainder)	2027 and Thereafter
	(in thousands)
Operating lease obligations	$19,307	$4,503	$14,804
Purchase obligations	287,160	41,616	245,544
Total	$306,467	$46,119	$260,348

As of March 31, 2026, we had an additional commitment of $114.9 million for an operating lease related to a facility that had not yet commenced. The lease is expected to commence in the third quarter of 2026 with a lease term of 10 years.

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

Share Repurchases

In February 2026, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $300.0 million of our ordinary shares. The program became effective in March 2026 and has no expiration date but may be suspended, terminated, or modified at any time. Shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with U.S. federal securities laws. The timing of the repurchases will depend on certain factors, including market conditions, prices, and management’s discretion. As of March 31, 2026, $300.0 million remained available for repurchases.

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the three months ended March 31, 2026.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts are generally short-term in duration. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three months ended March 31, 2026.

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

As of March 31, 2026, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of March 31, 2026.

Interest Rate Risk

As of March 31, 2026, we had cash and cash equivalents of $61.0 million, and short-term investments of $680.3 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of March 31, 2026.

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

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. A description of the risks and uncertainties associated with our business and ownership of our ordinary shares is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. In that event, the market price of our ordinary shares could decline and you could lose all or part of your investment.

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
•
our expectations about the impact of global economic disruptions resulting from natural disasters, public health epidemics, protests or riots, and geopolitical tensions, such as the imposition of tariffs and other non-tariff trade barriers, or war, such as the war involving Israel, the U.S., Iran, and Hezbollah, and the regional conflict in the Middle East, on our business, results of operations and financial condition;
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

We have experienced significant growth and increased demand for our products over time. Our total revenues for the three months ended March 31, 2026 and 2025 were $154.0 million and $122.4 million, respectively, representing 26% growth. Our total revenues for the years ended December 31, 2025 and 2024 were $531.8 million and $428.5 million, respectively, representing 24% growth. Our employee headcount has also increased from approximately 1,600 as of December 31, 2024 to approximately 1,800 as of December 31, 2025. As of March 31, 2026, 1,225 of our customers had ARR of $100,000 or more, increasing from 1,168 customers as of December 31, 2025, and 80 of our customers had ARR of $1,000,000 or more, increasing from 74 customers as of December 31, 2025. We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with cloud providers, technology partners, and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

In 2025, we released multiple JFrog Platform features across our core functionalities in DevOps, DevSecOps, DevGovOps and Artificial Intelligence and Machine Learning operations (“AI/MLOps”), as we continued to expand our position as the system of record for the unified software release lifecycle. We released significant enhancements to our platform, including the release of agentic security capabilities, AI Catalog and JFrog AppTrust for DevGovOps and compliance. We also released new subscription bundles to align more closely with the emerging market needs around application security and AI development. These enhancements and releases represent continuing expansion within and beyond our core DevOps business, delving more deeply into DevSecOps, DevGovOps and AI/MLOps. We may not be able to sustain the pace of improvements to our products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.

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

As noted above, our total revenues for the three months ended March 31, 2026, and for the year ended December 31, 2025, grew by 26% and 24%, respectively, compared to the corresponding prior year periods. You should not rely on the results of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in future periods. Many factors may contribute to declines in our growth rate, including but not limited to

•
greater market penetration,
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
•
changes in subscription components and pricing when customers renew their subscriptions;
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
•
decisions by potential customers to develop in-house DevOps, DevSecOps, DevGovOps and MLOps solutions as alternatives to our products;
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

Although we have achieved positive operating cash flow and free cash flow, we have incurred annual losses since our inception. We incurred a net loss of $71.8 million and $69.2 million in the years ended December 31, 2025 and 2024, respectively. As a result, we had an accumulated deficit of $431.5 million as of December 31, 2025. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our products, broaden our customer base, expand our sales and marketing activities, including strengthening our customer success team and continuing to invest in our strategic sales team, expanding our operations, hiring additional employees, investing in larger lease spaces for employees, and continuing to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including but not limited to slowing demand for our products, increasing competition, or changes in macroeconomic conditions. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining positive operating cash flow and free cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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

If we are not able to keep pace with technological and competitive developments or fail to integrate our products with a variety of technologies that are developed by others, or the market perceives either of these to be true, our products may become less marketable, less competitive, or obsolete, and our results of operations and the price of our ordinary shares may be adversely affected.

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

Additionally, market perception of the role and impact of AI on technology companies may adversely affect the price of our ordinary shares, regardless of our actual operating performance. Investor sentiment regarding AI has become a significant driver of valuation for technology companies, and perceptions about whether a company is effectively developing, deploying, or monetizing AI technologies may materially influence market expectations and a company’s share price. If investors, analysts, customers or other market participants believe that our AI strategy, capabilities, pace of innovation or competitive positioning are insufficient, less differentiated than those of our competitors, or if we fail to keep pace with rapidly evolving AI technologies, the price of our ordinary shares could decline, even if our business performance and financial results remain strong. Furthermore, shifts in broader market sentiment regarding AI technologies, including changes in investor confidence, regulatory developments, high-profile failures or controversies involving AI, or a reassessment of the economic value of AI investments across the technology sector could also negatively impact our valuation and increase share price volatility independent of our operating results.

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

We currently depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we currently partner with public cloud partners, AWS, Microsoft Azure, including Azure DevOps (“Azure”), and Alphabet Inc.’s Google Cloud (“Google Cloud”). Our technology partnership ecosystem powers significant extensibility of our products, offers our customers the ability to integrate tools outside our platform with our products, provides the ability to deploy our products in their preferred environments, and allows them to support new package technologies as they are released. Accordingly, our SaaS products must be compatible with major cloud service providers in order to support local hosting of our JFrog-managed products in geographies chosen by our customers and third parties with whom we may partner.

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

As part of our business strategy, and to keep pace with technological and competitive developments, we may acquire or make investments in the acquisition of complementary businesses, technologies, services, products, and other assets that expand the products that we can offer our customers. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business. For example, in July 2024, we acquired Qwak AI Ltd. (“Qwak”), a privately-held AI development platform company, and in 2021, we acquired both Vdoo Connected Trust Ltd. (“Vdoo”), a privately-held security company, and Upswift Ltd., a privately-held cloud-based platform company and creator of connected device management software for developers. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, including retaining employees of the acquired company, or the technologies associated with such acquisitions, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully.

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

Issues in the development and use of AI, including increased adoption of AI by our competitors, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

We have deployed AI and ML technologies in our products and business, including developing new features utilizing AI technologies. AI technology may become more important to our operations or to our future growth over time. We may fail to properly implement or market our AI features and platform. Our platform and systems may become targets for abuse powered by AI, and our support for MLOps may fall behind existing demands which are changing rapidly. Additionally, with the introduction of new technologies, the evolution of AI, and new market entrants, we expect competition may intensify in the future. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Suppliers of the third-party AI models we use in our platform and business could terminate their relationship with us, cease to make certain models available to us, or make certain models more expensive for us to use.

AI technology also may be the subject of new or modified legal and regulatory obligations. For example, the EU AI Act (the “AI Act”) entered into force on August 1, 2024, with obligations related to certain AI practices and AI literacy, effective February 2, 2025, and provisions pertaining to General Purpose AI Models, effective August 2, 2025. Under the AI Act, fines can reach up to €35 million or 7% of global income. The AI Act may impact the incorporation of AI technologies into our offerings and business in Europe. Other countries, including the U.S. at both the state and federal level, are increasingly looking to regulate AI, or have already done so. For example, several AI bills have been introduced in Congress and in state legislatures. We may not be able to anticipate how to respond to rapidly evolving legal frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI and ML technologies are not consistent across jurisdictions. New laws, decisions, and guidance regarding AI technologies may limit our ability to use AI models, or require us to make changes to our operations or platform, which would result in an increase to operating costs and hinder our ability to improve our offering to our customers. Accordingly, it is not possible to predict all of the risks related to the use of AI and ML technologies that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and ML technologies may adversely affect our ability to use or sell these technologies or subject us to legal liability. For instance, the European Commission’s Digital Omnibus Proposal, published in November 2025, includes proposed amendments to certain EU laws and regulations, including among other matters the AI Act. At this time, however, such proposed amendments remain in the EU legislative process.

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

We receive, collect, store, process, transfer, retain, use, and otherwise process personal information and other data relating to users of our products, our employees and contractors, and other persons. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personal data and personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, e-marketing, cybersecurity, AI, and data security and the collection, storing, sharing, use, processing, transfer, retention, security, disclosure, and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection, cybersecurity, AI, data security, and the collection, storing, sharing, use, processing, transfer, retention, security, disclosure, and protection of personal information and other data. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, cybersecurity, AI, data security, and the collection, storing, sharing, use, processing, transfer, retention, security, disclosure, and protection of personal information and other data to the extent possible. However, the regulatory framework for these matters worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. For example, the European Union’s Data Act, which became effective on September 12, 2025, may require us to adjust contractual terms with customers and develop technical measures for data portability. Any perception of concerns relating to these matters or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and results of operations. Further, any significant change to applicable laws, regulations, or industry practices relating to privacy, data protection, cybersecurity, AI, data security, or the collection, storing, sharing, use, retention, security, protection, disclosure, other processing of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, disclosure, or other processing of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

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

Our primary research and development operations are located in Israel. As of March 31, 2026, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of March 31, 2026, we had employees located primarily in eleven countries. Our current international operations involve, and we expect future initiatives will involve, a variety of risks, including:

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
•
changes in a specific country’s or region’s political or economic conditions, such as the war involving Israel, the U.S., Iran and Hezbollah, the regional conflict in the Middle East and associated geopolitical tensions, as well as economic sanctions the U.S., the EU, and other countries have imposed on Russia and certain of its allies and the impact of the foregoing on the global economy;
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

As of December 31, 2025, we had net operating loss carryforwards of $239.7 million in Israel and U.S. state net operating loss carryforwards of $76.5 million, which may be utilized against future taxable income. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

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
•
rumors and market speculation involving us or other companies in our industry, including but not limited to fluctuations in SaaS company stock prices that do not reflect, or are disproportionate to, underlying operating performance;
•
sales or expected future sales of our ordinary shares;
•
repurchases of our ordinary shares pursuant to our share repurchase program;
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
•
general economic conditions, including the imposition of tariffs and other non-tariff trade barriers and any global economic downturn and slow or negative growth of our markets; and
•
other events or factors, including those resulting from war, including the war involving Israel, the U.S., Iran and Hezbollah, regional conflicts in the Middle East, and incidents of terrorism or responses to these events.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

Our executive officers, directors, current 5% or greater shareholders (excluding passive institutional investors who hold their shares for investment purposes only and do not seek to influence control), and affiliated entities together beneficially owned approximately 11% of our ordinary shares outstanding as of March 31, 2026. As a result, these shareholders, acting together, will likely have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

There are no guarantees that our share repurchase program will result in increased shareholder value.

In February 2026, our Board of Directors authorized a share repurchase program of up to $300.0 million of our outstanding ordinary shares. We may repurchase ordinary shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and the amount of repurchases in the share repurchase program will be determined by management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations.

There are a number of ways in which the share repurchase program could fail to result in enhanced shareholder value. For example, any failure to repurchase ordinary shares after we have announced our intention to do so may negatively impact the price of our ordinary shares. The existence of the share repurchase program could also cause the price of our ordinary shares to trade higher than it otherwise would and could potentially reduce the market liquidity for our ordinary shares. The market price of our ordinary shares could decline below the levels at which we repurchased ordinary shares and short-term price fluctuations in our ordinary shares could reduce the effectiveness of this program.

Additionally, repurchasing our ordinary shares will reduce the amount of cash, cash equivalents, and marketable securities we have available to fund working capital, capital expenditures, capital preserving investments, strategic acquisitions or business opportunities, and other general corporate purposes, and there are no guarantees that the share repurchase program will result in increased shareholder value. Furthermore, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements, and other relevant factors.

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

We have never declared or paid any cash dividends on our shares. We currently intend to retain all available funds and any future earnings for use in the operation of our business, as well as to fund our share repurchase program, and do not anticipate paying any dividends on our ordinary shares in the foreseeable future. Consequently, investors who purchase our ordinary shares may be unable to realize a gain on their investment except by selling such shares after price appreciation, which may never occur.

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

In October 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and carried out attacks against both civilian and military targets. Hezbollah militants also launched attacks against civilian and military targets from Israel’s northern border. Since these events began, additional hostilities have involved other parties in the region, including Iran and its proxies, and tensions between the U.S. and Iran have increased. In October 2025, Israel and Hamas reached a ceasefire agreement, resulting in a cessation of direct conflict between them; On February 28, 2026, Israel and the U.S. launched a large-scale offensive against Iran. Iran has retaliated with sustained attacks across the Middle East and was joined by renewed Hezbollah attacks on Israel. On April 8, 2026, a temporary ceasefire agreement was reached, resulting in a cessation of military activities. However, the situation remains volatile, with the potential for renewed escalation involving Iran or other terrorist organizations. The intensity and duration of these conflicts and their economic implications for the Company and Israel’s economy are difficult to predict. These events may also have broader macroeconomic consequences, including a deterioration of Israel’s economic standing (for example, a downgrade of Israel’s credit rating by certain agencies), which could have a material adverse effect on the Company and its ability to conduct its operations effectively.

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

The impact of the war involving Israel, the U.S., Iran and Hezbollah, and the regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world, including the related global economic disruptions, remains uncertain at this time, and could harm or continue to harm our business and results of operations.

The war involving Israel, the U.S., Iran and Hezbollah, and the regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world continue to impact worldwide economic activity and financial markets. In October 2025, a ceasefire agreement was reached between Israel and Hamas, resulting in a cessation of active hostilities between these parties. On February 28, 2026, Israel and the U.S. launched a large-scale offensive against Iran. Iran has retaliated with sustained attacks across the Middle East and was joined by renewed Hezbollah attacks on Israel. On April 8, 2026, a temporary ceasefire agreement was reached, resulting in a cessation of military activities. However, the situation remains volatile, with the potential for renewed escalation involving Iran or other terrorist organizations. As a result, we could experience disruptions in our business or the business of our partners, customers, or the economy as a whole, any of which could adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

The war involving Israel, the U.S., Iran and Hezbollah, and the regional conflict in the Middle East, the Russia-Ukraine war, and related global economic disruptions on our operational and financial condition will depend on certain developments, including: government responses to the conflicts and wars; the impact of the conflicts and wars on our customers and our sales cycles; their impacts on customer, industry, or technology-based community events; and their effect on our partners, some of which are uncertain, difficult to predict, and not within our control. General economic conditions and disruptions in global markets due to the war involving Israel, the U.S., Iran and Hezbollah, and the regional conflict in the Middle East, the Russia-Ukraine war, and other areas of geopolitical tension around the world, and any actions taken by governmental authorities and other third parties in response may also affect our future performance.

As of the date of this Quarterly Report on Form 10-Q, the full impact of the war involving Israel, the U.S., Iran and Hezbollah, and the regional conflict in the Middle East, the war between Russia and Ukraine, and related global economic disruptions on our financial condition and results of operations remains uncertain. Furthermore, because of our subscription-based business model, the impact of these factors may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, the following “Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K were adopted:

On February 19, 2026, Mr. Shlomi Ben Haim, our Chief Executive Officer and member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 657,382 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or June 8, 2027.

On March 6, 2026, Mr. Eduard Grabscheid, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 68,148 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or July 1, 2027.

ITEM 6. EXHIBITS

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association of JFrog Ltd.	S-1/A	333-248271	3.2	September 8, 2020
4.1	Specimen Share Certificate of the Registrant	S-1/A	333-248271	4.1	September 8, 2020
4.2	Description of Share Capital	10-K	001-39492	4.2	February 13, 2026
10.1	Lease between the Registrant and Google LLC, dated March 12, 2026
19.1	Insider Trading policy and Guidelines with Respect to Certain Transactions in Securities
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date:	May 8, 2026	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2026	By:		/s/ Eduard Grabscheid
			Name:	Eduard Grabscheid
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)