Form 10-Q
period 2026-06-30
JFrog Ltd
filed 2026-08-07
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 123,301,311 ordinary shares, NIS 0.01 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$96,692	$75,840
Short-term investments	727,794	628,574
Accounts receivable, net	135,968	119,948
Deferred contract acquisition costs	26,321	22,259
Prepaid expenses and other current assets	30,907	26,390
Total current assets	1,017,682	873,011
Property and equipment, net	8,102	5,536
Deferred contract acquisition costs, noncurrent	40,876	34,304
Operating lease right-of-use assets	14,245	12,063
Intangible assets, net	30,562	39,908
Goodwill	371,512	371,512
Other assets, noncurrent	6,365	5,043
Total assets	$1,489,344	$1,341,377
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,135	$14,168
Accrued expenses and other current liabilities	112,568	77,970
Operating lease liabilities	4,400	5,780
Deferred revenue	351,533	309,604
Total current liabilities	476,636	407,522
Deferred revenue, noncurrent	34,234	32,400
Operating lease liabilities, noncurrent	10,169	6,676
Other liabilities, noncurrent	7,599	7,332
Total liabilities	528,638	453,930
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 123,093,109 and 119,615,355 shares issued as of June 30, 2026 and December 31, 2025, respectively; 123,045,382 and 119,615,355 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	347	335
Treasury shares, at cost	(2,028)	—
Additional paid-in capital	1,404,979	1,312,833
Accumulated other comprehensive income	1,327	5,766
Accumulated deficit	(443,919)	(431,487)
Total shareholders’ equity	960,706	887,447
Total liabilities and shareholders’ equity	$1,489,344	$1,341,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscription—self-managed and SaaS	$155,545	$121,071	$301,827	$237,496
License—self-managed	8,227	6,149	15,922	12,131
Total subscription revenue	163,772	127,220	317,749	249,627
Cost of revenue:
Subscription—self-managed and SaaS	36,152	30,202	69,752	60,267
License—self-managed	—	—	—	116
Total cost of revenue—subscription	36,152	30,202	69,752	60,383
Gross profit	127,620	97,018	247,997	189,244
Operating expenses:
Research and development	54,028	47,424	105,840	90,759
Sales and marketing	61,142	55,431	118,894	108,243
General and administrative	25,699	20,134	49,443	39,183
Total operating expenses	140,869	122,989	274,177	238,185
Operating loss	(13,249)	(25,971)	(26,180)	(48,941)
Interest and other income, net	7,669	6,305	14,821	12,270
Loss before income taxes	(5,580)	(19,666)	(11,359)	(36,671)
Income tax expense (benefit)	(1,415)	2,009	1,073	3,507
Net loss	$(4,165)	$(21,675)	$(12,432)	$(40,178)

Net loss per share, basic and diluted	$(0.03)	$(0.19)	$(0.10)	$(0.35)
Weighted-average shares used in computing net loss per share, basic and diluted	121,815,903	115,250,067	120,992,123	114,353,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(4,165)	$(21,675)	$(12,432)	$(40,178)
Other comprehensive income (loss), net of tax:
Net change in available-for-sale marketable securities, net of tax	(587)	(5)	(1,962)	133
Net change in derivative instruments, net of tax	(333)	6,967	(2,477)	4,951
Other comprehensive income (loss), net of tax	(920)	6,962	(4,439)	5,084
Comprehensive loss	$(5,085)	$(14,713)	$(16,871)	$(35,094)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2026
	Ordinary Shares		Treasury Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2026	121,157,301	$340	—	$—	$1,361,165	$2,247	$(439,754)	$923,998
Issuance of ordinary shares upon exercise of share options	456,690	2	—	—	4,242	—	—	4,244
Issuance of ordinary shares upon release of restricted share units	1,479,118	5	—	—	(5)	—	—	—
Repurchases of ordinary shares	—	—	(47,727)	(2,028)	—	—	—	(2,028)
Share-based compensation expense	—	—	—	—	39,577	—	—	39,577
Other comprehensive loss, net of tax	—	—	—	—	—	(920)	—	(920)
Net loss	—	—	—	—	—	—	(4,165)	(4,165)
Balance as of June 30, 2026	123,093,109	$347	(47,727)	$(2,028)	$1,404,979	$1,327	$(443,919)	$960,706

	Three Months Ended June 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2025	114,562,818	$320	$1,179,110	$(1,223)	$(378,171)	$800,036
Issuance of ordinary shares upon exercise of share options	354,708	1	3,121	—	—	3,122
Issuance of ordinary shares upon release of restricted share units	1,563,370	5	(5)	—	—	—
Share-based compensation expense	—	—	38,009	—	—	38,009
Other comprehensive income, net of tax	—	—	—	6,962	—	6,962
Net loss	—	—	—	—	(21,675)	(21,675)
Balance as of June 30, 2025	116,480,896	$326	$1,220,235	$5,739	$(399,846)	$826,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2026
	Ordinary Shares		Treasury Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	119,615,355	$335	—	$—	$1,312,833	$5,766	$(431,487)	$887,447
Issuance of ordinary shares upon exercise of share options	510,075	2	—	—	4,796	—	—	4,798
Issuance of ordinary shares upon release of restricted share units	2,728,703	9	—	—	(9)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	238,976	1	—	—	8,155	—	—	8,156
Repurchases of ordinary shares	—	—	(47,727)	(2,028)	—	—	—	(2,028)
Share-based compensation expense	—	—	—	—	79,204	—	—	79,204
Other comprehensive loss, net of tax	—	—	—	—	—	(4,439)	—	(4,439)
Net loss	—	—	—	—	—	—	(12,432)	(12,432)
Balance as of June 30, 2026	123,093,109	$347	(47,727)	$(2,028)	$1,404,979	$1,327	$(443,919)	$960,706

	Six Months Ended June 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	112,754,822	$315	$1,132,224	$655	$(359,668)	$773,526
Issuance of ordinary shares upon exercise of share options	875,532	2	6,872	—	—	6,874
Issuance of ordinary shares upon release of restricted share units	2,569,488	8	(8)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	281,054	1	6,293	—	—	6,294
Share-based compensation expense	—	—	74,854	—	—	74,854
Other comprehensive income, net of tax	—	—	—	5,084	—	5,084
Net loss	—	—	—	—	(40,178)	(40,178)
Balance as of June 30, 2025	116,480,896	$326	$1,220,235	$5,739	$(399,846)	$826,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,432)	$(40,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,104	13,270
Share-based compensation expense	79,204	74,854
Non-cash operating lease expense	3,981	4,273
Net amortization of premium or discount on investments	(1,629)	(3,031)
Losses (gains) on foreign exchange	473	(333)
Changes in operating assets and liabilities:
Accounts receivable	(15,931)	7,726
Prepaid expenses and other assets	(8,467)	(1,450)
Deferred contract acquisition costs	(10,634)	(3,105)
Accounts payable	(6,069)	19
Accrued expenses and other liabilities	16,257	9,528
Operating lease liabilities	(4,208)	(4,342)
Deferred revenue	43,763	7,646
Net cash provided by operating activities	95,412	64,877
Cash flows from investing activities:
Purchases of short-term investments	(337,707)	(284,142)
Maturities of short-term investments	238,954	200,086
Purchases of property and equipment	(4,377)	(1,274)
Net cash used in investing activities	(103,130)	(85,330)
Cash flows from financing activities:
Proceeds from exercise of share options	4,798	6,874
Proceeds from employee share purchase plan	8,156	6,294
Proceeds from employee equity transactions, net of payments to tax authorities and employees	17,959	7,929
Repurchases of ordinary shares	(2,028)	—
Net cash provided by financing activities	28,885	21,097
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(315)	764
Net increase in cash, cash equivalents, and restricted cash	20,852	1,408
Cash, cash equivalents, and restricted cash—beginning of period	76,551	50,627
Cash, cash equivalents, and restricted cash—end of period	$97,403	$52,035
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$96,692	$51,277
Restricted cash included in prepaid expenses and other current assets	711	758
Total cash, cash equivalents, and restricted cash	$97,403	$52,035

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2026, the Company’s condensed consolidated results of operations and shareholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies during the six months ended June 30, 2026.

Refundable Tax Credits

On March 31, 2026, the Israeli Knesset enacted Chapter 10, “Law for the Encouragement and Incentivization of Research and Development, 2026” (the “R&D Law”). The R&D Law introduces a refundable tax credit regime for qualifying research and development expenditures incurred in Israel, effective for tax years beginning on January 1, 2026. Subject to certain conditions, eligible companies may apply the credit against Israeli income taxes or Israeli qualified domestic minimum top-up tax, or alternatively receive a government grant to the extent the credit is not utilized. The Company recognizes the credits as a reduction to the related expense when there is reasonable assurance that it complies with required conditions and the credits will be received.

On August 2, 2026, the Israeli Minister of Finance enacted the Regulations for the Encouragement of Knowledge-Intensive Industry (Temporary Provision), 2026. The regulations, effective for tax years beginning on January 1, 2026, provide that eligible acquiring companies may elect a refundable tax credit instead of the existing acquisition-related tax deduction under the Law for the Encouragement of Knowledge-Intensive Industry (Temporary Provision), 2023. Subject to certain conditions, eligible companies may elect to receive a government grant to the extent the credit is not utilized. The regulations apply to acquisitions of control completed during the 2026 tax year and thereafter and, with respect to undeducted amounts, to acquisitions completed before 2026. The Company is currently evaluating the impact of these regulations on its consolidated financial statements.

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $7.7 million and $6.5 million for the three months ended June 30, 2026 and 2025, respectively, and $14.9 million and $12.8 million for the six months ended June 30, 2026 and 2025, respectively. Foreign exchange gains (losses) were not material for the periods presented.

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

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$76,284	47%	$70,118	55%	$151,365	48%	$139,915	56%
Subscription	68,057	42	63,969	50	135,443	43	127,784	51
License	8,227	5	6,149	5	15,922	5	12,131	5
SaaS	87,488	53	57,102	45	166,384	52	109,712	44
Total subscription revenue	$163,772	100%	$127,220	100%	$317,749	100%	$249,627	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$97,370	59%	$76,175	60%	$188,307	59%	$149,100	60%
Israel	4,834	3	3,948	3	9,504	3	7,689	3
Rest of world	61,568	38	47,097	37	119,938	38	92,838	37
Total subscription revenue	$163,772	100%	$127,220	100%	$317,749	100%	$249,627	100%

Contract Balances

Of the $341.5 million and $275.5 million of deferred revenue recorded as of March 31, 2026 and 2025, respectively, the Company recognized $134.3 million and $105.6 million as revenue during the three months ended June 30, 2026 and 2025, respectively. Of the $342.0 million and $274.2 million of deferred revenue recorded as of December 31, 2025 and 2024, respectively, the Company recognized $219.6 million and $176.6 million as revenue during the six months ended June 30, 2026 and 2025, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations represent contracted revenue that has not yet been recognized. It includes deferred revenue and non-cancelable amounts that will be invoiced and recognized in future periods, and excludes usage-based fees from SaaS subscriptions in excess of minimum usage commitments from the remaining performance obligations. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $659.0 million, which consists of billed considerations of $385.8 million and unbilled considerations of $273.2 million, that the Company expects to recognize as revenue. As of June 30, 2026, the Company expects to recognize 67% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $6.6 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively, and $12.5 million and $9.1 million for the six months ended June 30, 2026 and 2025, respectively.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of June 30, 2026 and December 31, 2025, bank deposits were $173.4 million and $147.5 million, respectively.

Marketable securities consist of the following:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$1,755	$—	$(11)	$1,744
Commercial paper	20,215	—	(23)	20,192
Corporate debt securities	308,351	42	(836)	307,557
Municipal securities	33,955	2	(126)	33,831
Government and agency debt	191,614	8	(588)	191,034
Total marketable securities	$555,890	$52	$(1,584)	$554,358

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$1,503	$—	$—	$1,503
Commercial paper	11,764	2	(3)	11,763
Corporate debt securities	275,555	531	(50)	276,036
Municipal securities	29,460	43	(10)	29,493
Government and agency debt	162,162	174	(35)	162,301
Total marketable securities	$480,444	$750	$(98)	$481,096

The following table summarizes the Company’s marketable securities by contractual maturities:

June 30, 2026
(in thousands)
Due in 1 year or less	$306,145
Due in 1 year through 3 years	248,213
Total	$554,358

The following tables present fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	June 30, 2026		December 31, 2025
	Less Than 12 Months		Less Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificates of deposit	$1,744	$(11)	$—	$—
Commercial paper	20,192	(23)	9,786	(3)
Corporate debt securities	240,782	(836)	50,218	(50)
Municipal securities	30,448	(126)	6,600	(10)
Government and agency debt	177,727	(588)	55,141	(35)
Total	$470,893	$(1,584)	$121,745	$(98)

As of June 30, 2026 and December 31, 2025, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 12, Accumulated

Other Comprehensive Income, for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2026
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$27,316	$27,316	$—
Government and agency debt	7,475	—	7,475
Cash equivalents	34,791	27,316	7,475
Certificates of deposit	1,744		1,744
Commercial paper	20,192	—	20,192
Corporate debt securities	307,557	—	307,557
Municipal securities	33,831	—	33,831
Government and agency debt	191,034	—	191,034
Marketable securities	554,358	—	554,358
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	3,342	—	3,342
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	116	—	116
Restricted bank deposits included in prepaid expenses and other current assets	11	—	11
Total financial assets	$592,618	$27,316	$565,302
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$658	$—	$658
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	1,140	—	1,140
Total financial liabilities	$1,798	$—	$1,798

	December 31, 2025
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$26,407	$26,407	$—
Cash equivalents	26,407	26,407	—
Certificates of deposit	1,503	—	1,503
Commercial paper	11,763	—	11,763
Corporate debt securities	276,036	—	276,036
Municipal securities	29,493	—	29,493
Government and agency debt	162,301	—	162,301
Marketable securities	481,096	—	481,096
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	5,170	—	5,170
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	448	—	448
Restricted bank deposits included in prepaid expenses and other current assets	11	—	11
Total financial assets	$513,132	$26,407	$486,725
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$9	$—	$9
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	217	—	217
Total financial liabilities	$226	$—	$226

The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its restricted deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of June 30, 2026 and December 31, 2025, the Company did not have any assets or liabilities valued based on Level 3 valuations.

6. Derivative Financial Instruments and Hedging

The Company enters into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks, mainly the exposure to changes in the exchange rate of the New Israeli Shekel (“NIS”) against the U.S. dollar that are associated with forecasted future cash flows and certain existing assets and liabilities for up to eighteen months. The Company’s primary objective in entering into these contracts is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company does not use derivative instruments for trading or speculative purposes.

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$70,518	$95,063
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	20,484	19,041
Total derivative instruments	$91,002	$114,104

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

The gains on foreign currency contracts were presented on the Condensed Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$431	$80	$725	$104	$—	$—	$—	$—
Research and development	3,111	659	5,243	830	—	—	—	—
Sales and marketing	755	132	1,280	172	—	—	—	—
General and administrative	595	177	1,008	225	—	—	—	—
Interest and other income, net	—	—	—	—	988	1,275	1,241	1,019
Total gains recognized in earnings	$4,892	$1,048	$8,256	$1,331	$988	$1,275	$1,241	$1,019

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income, for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred gains in AOCI as of June 30, 2026 are expected to be recognized as cost of revenue or operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Computer and software	$13,476	$12,191
Furniture and office equipment	6,013	3,248
Leasehold improvements	6,101	5,912
Property and equipment, gross	25,590	21,351
Less: accumulated depreciation and amortization	(17,488)	(15,815)
Property and equipment, net	$8,102	$5,536

Depreciation and amortization expense was $0.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $1.7 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation and benefits	$59,541	$50,668
Employee equity transaction payable	29,684	11,725
Accrued expenses	23,343	15,577
Accrued expenses and other current liabilities	$112,568	$77,970

8. Intangible Assets, Net

Intangible assets consisted of the following as of June 30, 2026:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$89,962	$(60,143)	$29,819	3.0
Customer relationships	4,200	(3,457)	743	1.0
Total	$94,162	$(63,600)	$30,562

Intangible assets consisted of the following as of December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$89,962	$(51,147)	$38,815	3.2
Customer relationships	4,200	(3,107)	1,093	1.5
Total	$94,162	$(54,254)	$39,908

Gross carrying amount and accumulated amortization of fully amortized intangibles are removed from the preceding tables. Amortization expenses for intangible assets were $4.7 million and $5.7 million for the three months ended June 30, 2026 and 2025, respectively, and $9.3 million and $11.5 million for the six months ended June 30, 2026 and 2025, respectively.

The expected future amortization expenses by year related to the intangible assets as of June 30, 2026 are as follows:

June 30, 2026
(in thousands)
Year Ending December 31,
2026 (Remainder)	$5,628
2027	10,117
2028	9,733
2029	5,084
Total	$30,562

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through 2036.

Components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$2,123	$2,278	$4,346	$4,512
Short-term lease cost	240	243	476	491
Variable lease cost	450	303	856	602
Total operating lease cost	$2,813	$2,824	$5,678	$5,605

Supplementary cash flow information related to operating leases was as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash paid for operating leases	$4,572	$4,581
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6,163	$3,774

As of June 30, 2026, the weighted-average discount rate is 4.8% and the weighted-average remaining term is 3.9 years. Maturities of the Company’s operating lease liabilities as of June 30, 2026 were as follows:

June 30, 2026
(in thousands)
Year Ending December 31,
2026 (Remainder)	$2,303
2027	4,254
2028	3,889
2029	2,856
2030	2,942
Thereafter	1,003
Total operating lease payments	17,247
Less: imputed interest	(2,678)
Total operating lease liabilities	$14,569

As of June 30, 2026, the Company had an additional commitment of $122.2 million under an operating lease for office space that the Company occupied beginning in July 2026 and has a lease term of 10 years.

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of June 30, 2026, the Company had outstanding non-cancelable purchase obligations with a remaining term of 12 months or longer as follows:

June 30, 2026
(in thousands)
Year Ending December 31,
2026 (Remainder)	$23,160
2027	70,046
2028	55,045
2029	56,269
2030	60,449
Total	$264,969

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

11. Shareholders’ Equity and Equity Incentive Plans

Share Repurchases

In February 2026, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $300.0 million of the Company’s ordinary shares. The program became effective in March 2026 and has no expiration date but may be suspended, terminated, or modified at any time. Shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with U.S. federal securities laws. The timing of the repurchases will depend on certain factors, including market conditions, prices, and management’s discretion. The Company accounted for treasury shares under the cost method.

During the three and six months ended June 30, 2026, the Company repurchased 47,727 ordinary shares for an aggregate of $2.0 million in the open market. As of June 30, 2026, $298.0 million remained available for repurchases.

Equity Incentive Plans

Effective January 1, 2026, the number of ordinary shares authorized for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) automatically increased by 6,580,602 shares pursuant to the terms of the 2020 Plan.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Outstanding as of December 31, 2025	1,428,546	$10.59	3.3	$74,162
Exercised	(510,075)	$9.41		$30,664
Outstanding and exercisable as of June 30, 2026	918,471	$11.26	3.0	$73,133

Restricted Share Units

A summary of restricted share units (“RSU”) activity under the Company’s equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	9,838,786	$34.76
Granted	1,377,466	$57.61
Vested	(2,728,703)	$32.74
Forfeited	(476,077)	$36.74
Unvested as of June 30, 2026	8,011,472	$39.25

The total vest date fair value of RSUs was $180.4 million during the six months ended June 30, 2026.

Employee Share Purchase Plan

Effective January 1, 2026, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 1,196,153 shares pursuant to the terms of ESPP.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

June 30, 2026
Outstanding share options	918,471
Outstanding RSUs	8,011,472
Issuable ordinary shares related to business combination	502,906
Shares available for future issuance under the 2020 Plan	24,166,184
Shares available for future issuance under ESPP	6,605,218
Total ordinary shares reserved	40,204,251

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Condensed Consolidated Statements of Operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,076	$4,209	$8,169	$8,410
Research and development	13,981	14,186	28,191	28,163
Sales and marketing	12,518	13,357	25,327	26,087
General and administrative	9,002	6,257	17,517	12,194
Total share-based compensation expense	$39,577	$38,009	$79,204	$74,854

As of June 30, 2026, unrecognized share-based compensation cost related to unvested share-based compensation awards was $292.0 million, which is expected to be recognized over a weighted-average period of 2.5 years. Additionally, unrecognized share-based compensation cost related to the acquisition holdback arrangement was $9.1 million, which will be recognized over 1.0 year.

12. Accumulated Other Comprehensive Income

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2025	$605	$5,161	$5,766
Other comprehensive income (loss) before reclassifications	(1,957)	5,779	3,822
Net realized gains reclassified from AOCI	(5)	(8,256)	(8,261)
Other comprehensive loss	(1,962)	(2,477)	(4,439)
Balance as of June 30, 2026	$(1,357)	$2,684	$1,327

	Net Unrealized Gains on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2024	$37	$618	$655
Other comprehensive income before reclassifications	152	6,282	6,434
Net realized gains reclassified from AOCI	(19)	(1,331)	(1,350)
Other comprehensive income	133	4,951	5,084
Balance as of June 30, 2025	$170	$5,569	$5,739

13. Income Taxes

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in its valuation allowance. Income tax expense (benefit) was $(1.4) million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. The income tax expense for the periods consisted primarily of income taxes related to the Company’s foreign operations.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during six months ended June 30, 2026, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

Gross unrecognized tax benefits were $7.6 million as of June 30, 2026 and December 31, 2025. As of June 30, 2026, the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net loss	$(4,165)	$(21,675)	$(12,432)	$(40,178)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	121,815,903	115,250,067	120,992,123	114,353,564
Net loss per share, basic and diluted	$(0.03)	$(0.19)	$(0.10)	$(0.35)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding share options	1,167,286	2,280,321	1,283,870	2,572,767
Unvested RSUs	8,848,054	10,662,705	9,295,735	10,856,784
Share purchase rights under the ESPP	186,886	193,085	202,545	220,208
Issuable ordinary shares related to business combination	502,906	754,360	502,906	754,360
Total	10,705,132	13,890,471	11,285,056	14,404,119

15. Segment Information

The Company operates in one operating and reportable segment. The following table summarizes the Company’s segment revenue, significant segment expenses, and segment net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$163,772	$127,220	$317,749	$249,627
Less:
Compensation expense (1)	84,457	69,123	165,013	134,490
Share-based compensation expense	39,577	38,009	79,204	74,854
Other segment items (2)	43,903	41,763	85,964	80,461
Net loss	$(4,165)	$(21,675)	$(12,432)	$(40,178)

_________________________________________

(1) Compensation expense includes employee salaries, commissions, performance bonuses, payroll taxes, benefits, and outsourced labor costs.

(2) Other segment items include acquisition-related costs, amortization of intangibles, depreciation of property and equipment, hosting costs, marketing expense, professional service fees, reseller commission, software and subscription costs, other overhead expense, refundable tax credits, interest and other income, net, and income tax expense.

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets:

	June 30, 2026	December 31, 2025
	(in thousands)
United States	$11,542	$9,378
Israel	8,648	5,903
India	1,848	2,040
Rest of world	309	278
Total long-lived assets	$22,347	$17,599

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premises, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 53% and 52% of our total revenue for the three and six months ended June 30, 2026, respectively, compared to 45% and 44% for the corresponding periods in 2025, respectively.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 59% of our total revenue for the three and six months ended June 30, 2026, respectively, compared to approximately 55% for each of the corresponding periods in 2025. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We generated revenue of $163.8 million and $127.2 million for the three months ended June 30, 2026 and 2025, respectively, representing 29% growth, and $317.7 million and $249.6 million for the six months ended June 30, 2026 and 2025, respectively, representing 27% growth. We have continued to invest in our business and had a net loss of $4.2 million and $21.7 million for the three months ended June 30, 2026 and 2025, respectively, and $12.4 million and $40.2 million for the six months ended June 30, 2026 and 2025, respectively.

Middle East Conflict

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Following the attack, Israel declared war against Hamas and commenced a military campaign against these terrorist organizations. Israel has also been involved in military conflicts with Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies such as the Houthi movement in Yemen. In October 2025, a ceasefire agreement was reached between Israel and Hamas, leading to a cessation of direct military activities between these parties. In June 2025, following intelligence assessments indicating imminent attacks, Israel conducted strikes against Iranian military and nuclear infrastructure together with the United States, which led to Iranian counterattacks before a ceasefire was reached on June 24, 2025, after 12 days of hostilities. On February 28, 2026, Israel and the United States launched a second, larger-scale offensive against Iran. Iran retaliated with sustained attacks across the Middle East and was joined by renewed Hezbollah attacks on Israel. On April 8, 2026, a temporary ceasefire agreement was reached, resulting in a cessation of military activities. Since then, however, there have been mutual attacks between Iran and the United States, indicating that the situation remains volatile and subject to further escalation.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of June 30, 2026 and 2025, our net dollar retention rate was 121% and 118%, respectively. We expect our net dollar retention rate to remain relatively stable, with minor fluctuations around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of June 30, 2026, 1,291 of our customers had ARR of $100,000 or more, increasing from 1,168 customers as of December 31, 2025. We had 97 customers with ARR of at least $1.0 million as of June 30, 2026, increasing from 74 customers as of December 31, 2025.

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

The following table provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$95,412	$64,877
Less: purchases of property and equipment	(4,377)	(1,274)
Free cash flow	$91,035	$63,603

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

Operating Expenses

Research and Development

Research and development costs, net of applicable refundable tax credits, primarily consist of personnel-related expenses, share-based compensation expenses, associated with our engineering personnel responsible for the design, development, and testing of our products, cost of development environments and tools, and allocated overhead. We expect that our research and development expenses will continue to increase as we increase our research and development headcount to further strengthen and enhance our products and invest in the development of our software.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of income taxes related to the foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on deferred tax assets in Israel as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$155,545	$121,071	$301,827	$237,496
License—self-managed	8,227	6,149	15,922	12,131
Total subscription revenue	163,772	127,220	317,749	249,627
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)	36,152	30,202	69,752	60,267
License—self-managed(2)	—	—	—	116
Total cost of revenue—subscription	36,152	30,202	69,752	60,383
Gross profit	127,620	97,018	247,997	189,244
Operating expenses:
Research and development(1)(3)	54,028	47,424	105,840	90,759
Sales and marketing(1)(2)(3)	61,142	55,431	118,894	108,243
General and administrative(1)(3)	25,699	20,134	49,443	39,183
Total operating expenses	140,869	122,989	274,177	238,185
Operating loss	(13,249)	(25,971)	(26,180)	(48,941)
Interest and other income, net	7,669	6,305	14,821	12,270
Loss before income taxes	(5,580)	(19,666)	(11,359)	(36,671)
Income tax expense (benefit)	(1,415)	2,009	1,073	3,507
Net loss	$(4,165)	$(21,675)	$(12,432)	$(40,178)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,076	$4,209	$8,169	$8,410
Research and development	13,981	14,186	28,191	28,163
Sales and marketing	12,518	13,357	25,327	26,087
General and administrative	9,002	6,257	17,517	12,194
Total share-based compensation expense	$39,577	$38,009	$79,204	$74,854

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,498	$4,497	$8,996	$8,996
Cost of revenue: license—self-managed	—	—	—	116
Sales and marketing	175	1,169	350	2,371
Total amortization expense of acquired intangible assets	$4,673	$5,666	$9,346	$11,483

(3) Includes acquisition-related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$1,101	$1,160	$2,187	$2,340
Sales and marketing	472	474	938	937
General and administrative	20	17	39	32
Total acquisition-related costs	$1,593	$1,651	$3,164	$3,309

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscription—self-managed and SaaS	95%	95%	95%	95%
License—self-managed	5	5	5	5
Total subscription revenue	100	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	22	24	22	24
License—self-managed	—	—	—	—
Total cost of revenue—subscription	22	24	22	24
Gross profit	78	76	78	76
Operating expenses:
Research and development	33	37	33	36
Sales and marketing	37	43	37	44
General and administrative	16	16	16	16
Total operating expenses	86	96	86	96
Operating loss	(8)	(20)	(8)	(20)
Interest and other income, net	5	5	4	5
Loss before income taxes	(3)	(15)	(4)	(15)
Income tax expense (benefit)	—	2	—	1
Net loss	(3)%	(17)%	(4)%	(16)%

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$155,545	$121,071	$34,474	28%
License—self-managed	8,227	6,149	2,078	34%
Total subscription revenue	$163,772	$127,220	$36,552	29%

The increase in total subscription revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 consisted of approximately $30.3 million in growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$36,152	$30,202	$5,950	20%
License—self-managed	—	—	—	—%
Total cost of revenue—subscription	$36,152	$30,202	$5,950	20%
Gross margin	78%	76%

Total cost of revenue increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to an increase of $4.2 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions and an increase of $1.4 million in personnel-related expenses mainly as a result of increased headcount.

Gross margin increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to revenue growth with improved operating leverage.

Operating Expenses

Research and Development

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Research and development	$54,028	$47,424	$6,604	14%

Research and development expense increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to an increase of $6.1 million in personnel-related expenses mainly as a result of increased headcount and an increase of $2.3 million in costs for third-party software, development environment, and engineering tools, partially offset by $1.5 million refundable tax credits commencing in 2026.

Sales and Marketing

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Sales and marketing	$61,142	$55,431	$5,711	10%

Sales and marketing expense increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily attributable to an increase of $4.9 million in personnel-related expenses mainly as a result of increased headcount.

General and Administrative

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
General and administrative	$25,699	$20,134	$5,565	28%

General and administrative expense increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to an increase of $2.7 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below and an increase of $2.3 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$4,076	$4,209	$(133)	(3)%
Research and development	13,981	14,186	(205)	(1)%
Sales and marketing	12,518	13,357	(839)	(6)%
General and administrative	9,002	6,257	2,745	44%
Total share-based compensation expense	$39,577	$38,009	$1,568	4%

Share-based compensation expenses increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily within general and administrative expenses. The increase was attributable to equity awards granted to new and existing employees and an increased allocation to general and administrative functions.

Interest and Other Income, Net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Interest and other income, net	$7,669	$6,305	$1,364	22%

Interest and other income, net increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to higher interest income on short-term investments as a result of higher investment balances.

Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Income tax expense (benefit)	$(1,415)	$2,009	$(3,424)	(170)%
Effective income tax rate	25%	(10)%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$301,827	$237,496	$64,331	27%
License—self-managed	15,922	12,131	3,791	31%
Total subscription revenue	$317,749	$249,627	$68,122	27%

The increase in total subscription revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 consisted of approximately $58.0 million in growth from existing customers and the remaining attributable to new customers.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$69,752	$60,267	$9,485	16%
License—self-managed	—	116	(116)	(100)%
Total cost of revenue—subscription	$69,752	$60,383	$9,369	16%
Gross margin	78%	76%

Total cost of revenue increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to an increase of $6.2 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions and an increase of $2.9 million in personnel-related expenses mainly as a result of increased headcount.

Gross margin increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to revenue growth with improved operating leverage.

Operating Expenses

Research and Development

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Research and development	$105,840	$90,759	$15,081	17%

Research and development expense increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to an increase of $13.3 million in personnel-related expenses mainly as a result of increased headcount and an increase of $3.8 million in costs for third-party software, development environment, and engineering tools, partially offset by $1.5 million refundable tax credits commencing in 2026.

Sales and Marketing

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Sales and marketing	$118,894	$108,243	$10,651	10%

Sales and marketing expense increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to an increase of $9.2 million in personnel-related expenses mainly as a result of increased headcount and an increase of $2.0 million in commissions, partially offset by a decrease of $2.0 million in intangible amortization due to certain intangibles becoming fully amortized.

General and Administrative

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
General and administrative	$49,443	$39,183	$10,260	26%

General and administrative expense increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to an increase of $5.3 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below and an increase of $4.3 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$8,169	$8,410	$(241)	(3)%
Research and development	28,191	28,163	28	0%
Sales and marketing	25,327	26,087	(760)	(3)%
General and administrative	17,517	12,194	5,323	44%
Total share-based compensation expense	$79,204	$74,854	$4,350	6%

Share-based compensation expenses increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily within general and administrative expenses. The increase was attributable to equity awards granted to new and existing employees and an increased allocation to general and administrative functions.

Interest and Other Income, Net

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Interest and other income, net	$14,821	$12,270	$2,551	21%

Interest and other income, net increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to higher interest income on short-term investments as a result of higher investment balances.

Income Tax Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Income tax expense	$1,073	$3,507	$(2,434)	(69)%
Effective income tax rate	(9)%	(10)%

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

As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $824.5 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$95,412	$64,877
Net cash used in investing activities	$(103,130)	$(85,330)
Net cash provided by financing activities	$28,885	$21,097

Operating Activities

Net cash provided by operating activities of $95.4 million for the six months ended June 30, 2026 was related to our net loss of $12.4 million adjusted for non-cash charges of $93.1 million, including share-based compensation expense of $79.2 million and depreciation and amortization expense of $11.1 million, and changes in our operating assets and liabilities of $14.7 million. Changes in our operating assets and liabilities were primarily related to an increase of $43.8 million in deferred revenue and an increase of $16.3 million in accrued expense and other liabilities mainly due to accrued compensation and benefits, accrued acquisition-related compensation, and incentives received in connection with a lease that has not commenced. The inflows were partially offset by an increase of $15.9 million in accounts receivable, an increase of $10.6 million in deferred contract acquisition costs, an increase of $8.5 million in prepaid expenses and other assets mainly due to timing of payments for software subscriptions and hosting services, and a decrease of $6.1 million in accounts payable due to timing of payments. The increases in deferred revenue, accounts receivable, and deferred contract acquisition costs were driven by higher sales.

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

Investing Activities

Net cash used in investing activities of $103.1 million for the six months ended June 30, 2026 consisted primarily of net purchases of short-term investments of $98.8 million.

Net cash used in investing activities of $85.3 million for the six months ended June 30, 2025 consisted primarily of net purchases of short-term investments of $84.1 million.

Financing Activities

Net cash provided by financing activities of $28.9 million for the six months ended June 30, 2026 consisted primarily of net proceeds from employee equity transactions to be remitted to tax authorities or refunded to employees of $18.0 million and proceeds from employee share purchases under our ESPP of $8.2 million.

Net cash provided by financing activities of $21.1 million for the six months ended June 30, 2025 consisted of net proceeds from employee equity transactions to be remitted to tax authorities or refunded to employees of $7.9 million, proceeds from exercise of share options of $6.9 million, and proceeds from employee share purchases under our ESPP of $6.3 million.

Material Cash Requirements

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of June 30, 2026:

		Payments Due by Period
	Total	2026 (Remainder)	2027 and Thereafter
	(in thousands)
Operating lease obligations	$17,247	$2,303	$14,944
Purchase obligations	264,969	23,160	241,809
Total	$282,216	$25,463	$256,753

As of June 30, 2026, we had an additional commitment of $122.2 million under an operating lease for office space that we occupied beginning in July 2026 and has a lease term of 10 years.

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

Share Repurchases

In February 2026, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $300.0 million of our ordinary shares. The program became effective in March 2026 and has no expiration date but may be suspended, terminated, or modified at any time. Shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with U.S. federal securities laws. The timing of the repurchases will depend on certain factors, including market conditions, prices, and management’s discretion. As of June 30, 2026, $298.0 million remained available for repurchases.

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the six months ended June 30, 2026.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts generally have terms up to eighteen months. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three and six months ended June 30, 2026.

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

As of June 30, 2026, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A hypothetical 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of June 30, 2026.

Interest Rate Risk

As of June 30, 2026, we had cash and cash equivalents of $96.7 million, and short-term investments of $727.8 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of June 30, 2026.

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

We have experienced significant growth and increased demand for our products over time. Our total revenues for the three months ended June 30, 2026 and 2025 were $163.8 million and $127.2 million, respectively, representing 29% growth, and $317.7 million and $249.6 million for the six months ended June 30, 2026 and 2025, respectively, representing 27% growth. Our employee headcount has also increased from approximately 1,600 as of December 31, 2024 to approximately 1,800 as of December 31, 2025. As of June 30, 2026, 1,291 of our customers had ARR of $100,000 or more, increasing from 1,168 customers as of December 31, 2025, and 97 of our customers had ARR of $1,000,000 or more, increasing from 74 customers as of December 31, 2025. We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with cloud providers, technology partners, and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

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

As noted above, our total revenues for the three and six months ended June 30, 2026 grew by 29% and 27%, respectively, compared to the corresponding prior year periods. You should not rely on the results of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in future periods. Many factors may contribute to declines in our growth rate, including but not limited to

•
greater market penetration,
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

Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, and cash flow, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

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

AI technology also may be the subject of new or modified legal and regulatory obligations. For example, the EU AI Act (the “AI Act”) entered into force on August 1, 2024, with obligations related to certain AI practices and AI literacy, effective February 2, 2025, and provisions pertaining to General Purpose AI Models, effective August 2, 2025. Transparency obligations under the AI Act, including requirements to disclose to users when they are interacting with AI systems and obligations relating to

AI-generated content, became effective on August 2, 2026. Under the AI Act, fines can reach up to €35 million or 7% of global annual turnover. In May 2026, the EU Council and European Parliament reached a provisional political agreement on the Digital Omnibus on AI, which amends the AI Act in several respects. The agreement defers the compliance deadlines for high-risk AI system obligations to December 2, 2027 for standalone high-risk systems and to August 2, 2028 for AI systems embedded in regulated products and expands the enforcement powers of the EU AI Office. The AI Act may impact the incorporation of AI technologies into our offerings and business in Europe. Other countries, including the U.S. at both the state and federal level, are increasingly looking to regulate AI, or have already done so. For example, several AI bills have been introduced in Congress and in state legislatures. We may not be able to anticipate how to respond to rapidly evolving legal frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI and ML technologies are not consistent across jurisdictions. New laws, decisions, and guidance regarding AI technologies may limit our ability to use AI models, or require us to make changes to our operations or platform, which would result in an increase to operating costs and hinder our ability to improve our offering to our customers. Accordingly, it is not possible to predict all of the risks related to the use of AI and ML technologies that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and ML technologies may adversely affect our ability to use or sell these technologies or subject us to legal liability.

Uncertainty regarding new and emerging AI technologies, such as agentic AI, generative AI, and advances in ML, may require us to incur costly additional expenses to research and integrate AI technologies into our future product offerings and our internal systems. The emergence of token-based or consumption-based pricing models for AI-powered software tools across our industry may increase, and introduce unpredictability into, the costs we incur to operate our business, which could adversely affect our operating results and ability to forecast expenses. Seasonal or project-driven spikes in development activity, onboarding of new engineering teams, adoption of additional platform features, and changes in vendor pricing tiers or overage rates could each independently or collectively cause our actual expenditures under these arrangements to exceed budgeted amounts, which could adversely affect our financial condition. Additionally, AI may create content that appears correct, but is factually inaccurate, biased, insufficient, poor quality, flawed, or contain other errors or inadequacies, any of which may not be easily detectable. AI and ML technologies have been known to produce false or hallucinatory inferences or outputs. Our use of AI technologies may expose us to additional claims, demands, and proceedings by private parties, customers, and regulatory authorities and subject us to legal liability as well as brand and reputational harm, confidentiality or security risks, competitive harm, ethical and social concerns, or other complications that could adversely affect our business, reputation, or financial results. If we do not have sufficient rights to use the output of such AI and ML tools, or other data or content on which the AI and ML tools we use rely, we also may incur liability by violation of applicable laws and regulations, third-party intellectual property or other rights, or contracts to which we are a party.

Furthermore, the increasing adoption of AI-powered coding agents by our customers and the broader developer community has resulted in an acceleration in the volume of software binaries and code artifacts that our platform must manage and secure. AI-generated code has been shown to reintroduce known vulnerability classes, including injection, cross-site scripting, and SQL injection vulnerabilities, at substantially higher rates than human-authored code. If our security products fail to detect or adequately flag these vulnerabilities, our customers could experience security breaches or other incidents, which could result in reputational harm, liability claims, and loss of customers. These non-human actors may also introduce novel security risks, including unauthorized package pulls, unvetted dependency chains, and actions that circumvent human review. The security and governance frameworks for agentic AI workflows are still evolving, and there is limited regulatory clarity, industry standardization, or case law addressing liability for actions taken by autonomous software agents. If our platform fails to adequately govern these workflows, or if the regulatory environment evolves in a manner that imposes obligations we cannot efficiently satisfy, our business and reputation could be harmed.

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

We are subject to stringent, and changing, laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could harm our business.

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

Our primary research and development operations are located in Israel. As of June 30, 2026, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of June 30, 2026, we had employees located primarily in eleven countries. Our current international operations involve, and we expect future initiatives will involve, a variety of risks, including:

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
•
changes in a specific country’s or region’s political or economic conditions, such as the war involving Israel, the U.S., Iran and Hezbollah, the regional conflict in the Middle East, and associated geopolitical tensions, as well as economic sanctions the U.S., the EU, and other countries have imposed on Russia and certain of its allies and the impact of the foregoing on the global economy;
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

In addition, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk. A material portion of our leases are denominated in currencies other than the U.S. Dollar, mainly in NIS. The associated lease liabilities are remeasured using the current exchange rate, which may result in material foreign exchange gains or losses. Moreover, operating expenses incurred outside the U.S. and denominated in foreign currencies are increasing, particularly in Israel, and are subject to fluctuations due to changes in foreign currency exchange rates. For example, on June 1, 2026, the Israeli shekel reached 2.80 against the US dollar, a near 33-year high. Further, over the full trailing 12 months ending June 30, 2026, the shekel is up approximately 14% against the dollar. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have entered into hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to continue to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

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

Our executive officers, directors, current 5% or greater shareholders (excluding passive institutional investors who hold their shares for investment purposes only and do not seek to influence control), and affiliated entities together beneficially owned approximately 11% of our ordinary shares outstanding as of June 30, 2026. As a result, these shareholders, acting together, will likely have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

In October 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and carried out attacks against both civilian and military targets. Hezbollah militants also launched attacks against civilian and military targets from Israel’s northern border. Since these events began, additional hostilities have involved other parties in the region, including Iran and its proxies, and tensions between the U.S. and Iran have increased. In October 2025, Israel and Hamas reached a ceasefire agreement, resulting in a cessation of direct conflict between them; On February 28, 2026, Israel and the U.S. launched a large-scale offensive against Iran. Iran has retaliated with sustained attacks across the Middle East and was joined by renewed Hezbollah attacks on Israel. On April 8, 2026, a temporary ceasefire agreement was reached, resulting in a cessation of military activities. Since then, however, there have been mutual attacks between Iran and the United States, indicating that the situation remains volatile and subject to further escalation. The intensity and duration of these conflicts and their economic implications for the Company and Israel’s economy are difficult to predict. These events may also have broader macroeconomic consequences, including a deterioration of Israel’s economic standing (for example, a downgrade of Israel’s credit rating by certain agencies), which could have a material adverse effect on the Company and its ability to conduct its operations effectively.

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

The war involving Israel, the U.S., Iran and Hezbollah, and the regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world continue to impact worldwide economic activity and financial markets. In October 2025, a ceasefire agreement was reached between Israel and Hamas, resulting in a cessation of active hostilities between these parties. On February 28, 2026, Israel and the U.S. launched a large-scale offensive against Iran. Iran has retaliated with sustained attacks across the Middle East and was joined by renewed Hezbollah attacks on Israel. On April 8, 2026, a temporary ceasefire agreement was reached, resulting in a cessation of military activities. Since then, however, there have been mutual attacks between Iran and the United States, indicating that the situation remains volatile and subject to further escalation. As a result, we could experience disruptions in our business or the business of our partners, customers, or the economy as a whole, any of which could adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Repurchases of our ordinary shares during the quarter ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except share and per share data)
April 1, 2026 - April 30, 2026	47,727	$42.49	47,727	$297,973
May 1, 2026 - May 31, 2026	—	$—	—	$297,973
June 1, 2026 - June 30, 2026	—	$—	—	$297,973
Total	47,727		47,727

_________________________________________

(1) On February 26, 2026, our board of directors authorized a share repurchase program of up to $300.0 million. The program became effective in March 2026 and has no expiration date but may be suspended, terminated, or modified at any time. Shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with U.S. federal securities laws. The timing of the repurchases will depend on certain factors, including market conditions, prices, and management’s discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, the following “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K was adopted:

On May 29, 2026, Ms. Elisa Steele, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 4,427 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or June 7, 2027.

ITEM 6. EXHIBITS

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association of JFrog Ltd.	S-1/A	333-248271	3.2	September 8, 2020
4.1	Specimen Share Certificate of the Registrant	S-1/A	333-248271	4.1	September 8, 2020
4.2	Description of Share Capital	10-K	001-39492	4.2	February 13, 2026
10.1+	Non-Employee Director Compensation Policy
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date:	August 7, 2026	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2026	By:		/s/ Eduard Grabscheid
			Name:	Eduard Grabscheid
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)