Form 10-Q
period 2026-09-30
JFrog Ltd
filed 2026-11-06
CIK 1800667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 124,622,515 ordinary shares, NIS 0.01 par value per share, outstanding.

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
•
our ability to maintain the security and availability of our products, including our ability to identify, remediate, and respond to vulnerabilities in our products, encourage timely customer adoption of security updates and mitigations, and address actual or reported exploitation of affected products;
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JFROG LTD.

CONDENSED Consolidated Balance SheetS

(in thousands, except share and per share data)

(unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$75,187	$75,840
Short-term investments	805,701	628,574
Accounts receivable, net	136,951	119,948
Deferred contract acquisition costs	30,598	22,259
Prepaid expenses and other current assets	30,181	26,390
Total current assets	1,078,618	873,011
Property and equipment, net	9,947	5,536
Deferred contract acquisition costs, noncurrent	50,225	34,304
Operating lease right-of-use assets	109,291	12,063
Intangible assets, net	27,541	39,908
Goodwill	371,512	371,512
Other assets, noncurrent	11,622	5,043
Total assets	$1,658,756	$1,341,377
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,478	$14,168
Accrued expenses and other current liabilities	88,780	77,970
Operating lease liabilities	9,246	5,780
Deferred revenue	387,922	309,604
Total current liabilities	501,426	407,522
Deferred revenue, noncurrent	34,704	32,400
Operating lease liabilities, noncurrent	102,768	6,676
Other liabilities, noncurrent	9,810	7,332
Total liabilities	648,708	453,930
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, NIS 0.01 par value per share; 50,000,000 shares authorized; 0 issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Ordinary shares, NIS 0.01 par value per share, 500,000,000 shares authorized; 124,669,442 and 119,615,355 shares issued as of September 30, 2026 and December 31, 2025, respectively; 124,621,715 and 119,615,355 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	352	335
Treasury shares, at cost	(2,028)	—
Additional paid-in capital	1,454,409	1,312,833
Accumulated other comprehensive income (loss)	(5,319)	5,766
Accumulated deficit	(437,366)	(431,487)
Total shareholders’ equity	1,010,048	887,447
Total liabilities and shareholders’ equity	$1,658,756	$1,341,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription—self-managed and SaaS	$171,603	$128,892	$473,430	$366,388
License—self-managed	7,567	8,015	23,489	20,146
Total subscription revenue	179,170	136,907	496,919	386,534
Cost of revenue:
Subscription—self-managed and SaaS	36,518	30,900	106,270	91,167
License—self-managed	—	—	—	116
Total cost of revenue—subscription	36,518	30,900	106,270	91,283
Gross profit	142,652	106,007	390,649	295,251
Operating expenses:
Research and development	56,353	51,167	162,193	141,926
Sales and marketing	62,632	55,969	181,526	164,212
General and administrative	25,516	20,461	74,959	59,644
Total operating expenses	144,501	127,597	418,678	365,782
Operating loss	(1,849)	(21,590)	(28,029)	(70,531)
Interest and other income, net	8,091	6,677	22,912	18,947
Income (loss) before income taxes	6,242	(14,913)	(5,117)	(51,584)
Income tax expense (benefit)	(311)	1,518	762	5,025
Net income (loss)	$6,553	$(16,431)	$(5,879)	$(56,609)

Net income (loss) per share, basic	$0.05	$(0.14)	$(0.05)	$(0.49)
Net income (loss) per share, diluted	$0.05	$(0.14)	$(0.05)	$(0.49)
Weighted-average shares used in computing net income (loss) per share, basic	123,719,601	117,263,245	121,911,273	115,334,116
Weighted-average shares used in computing net income (loss) per share, diluted	129,461,337	117,263,245	121,911,273	115,334,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$6,553	$(16,431)	$(5,879)	$(56,609)
Other comprehensive income (loss), net of tax:
Net change in available-for-sale marketable securities, net of tax	(2,938)	371	(4,900)	504
Net change in derivative instruments, net of tax	(3,708)	(556)	(6,185)	4,395
Other comprehensive income (loss), net of tax	(6,646)	(185)	(11,085)	4,899
Comprehensive loss	$(93)	$(16,616)	$(16,964)	$(51,710)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2026
	Ordinary Shares		Treasury Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2026	123,093,109	$347	(47,727)	$(2,028)	$1,404,979	$1,327	$(443,919)	$960,706
Issuance of ordinary shares upon exercise of share options	156,696	—	—	—	1,147	—	—	1,147
Issuance of ordinary shares upon release of restricted share units	984,392	3	—	—	(3)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	183,791	1	—	—	6,494	—	—	6,495
Issuance of ordinary shares related to business combination	251,454	1	—	—	(1)	—	—	—
Share-based compensation expense	—	—	—	—	41,793	—	—	41,793
Other comprehensive loss, net of tax	—	—	—	—	—	(6,646)	—	(6,646)
Net income	—	—	—	—	—	—	6,553	6,553
Balance as of September 30, 2026	124,669,442	$352	(47,727)	$(2,028)	$1,454,409	$(5,319)	$(437,366)	$1,010,048

	Three Months Ended September 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2025	116,480,896	$326	$1,220,235	$5,739	$(399,846)	$826,454
Issuance of ordinary shares upon exercise of share options	287,762	1	3,096	—	—	3,097
Issuance of ordinary shares upon release of restricted share units	1,100,943	3	(3)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	183,286	—	5,623	—	—	5,623
Issuance of ordinary shares related to business combination	251,454	1	(1)	—	—	—
Share-based compensation expense	—	—	40,860	—	—	40,860
Other comprehensive loss, net of tax	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(16,431)	(16,431)
Balance as of September 30, 2025	118,304,341	$331	$1,269,810	$5,554	$(416,277)	$859,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2026
	Ordinary Shares		Treasury Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	119,615,355	$335	—	$—	$1,312,833	$5,766	$(431,487)	$887,447
Issuance of ordinary shares upon exercise of share options	666,771	2	—	—	5,943	—	—	5,945
Issuance of ordinary shares upon release of restricted share units	3,713,095	12	—	—	(12)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	422,767	2	—	—	14,649	—	—	14,651
Issuance of ordinary shares related to business combination	251,454	1	—	—	(1)	—	—	—
Repurchases of ordinary shares	—	—	(47,727)	(2,028)	—	—	—	(2,028)
Share-based compensation expense	—	—	—	—	120,997	—	—	120,997
Other comprehensive loss, net of tax	—	—	—	—	—	(11,085)	—	(11,085)
Net loss	—	—	—	—	—	—	(5,879)	(5,879)
Balance as of September 30, 2026	124,669,442	$352	(47,727)	$(2,028)	$1,454,409	$(5,319)	$(437,366)	$1,010,048

	Nine Months Ended September 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	112,754,822	$315	$1,132,224	$655	$(359,668)	$773,526
Issuance of ordinary shares upon exercise of share options	1,163,294	3	9,968	—	—	9,971
Issuance of ordinary shares upon release of restricted share units	3,670,431	11	(11)	—	—	—
Issuance of ordinary shares under the employee share purchase plan	464,340	1	11,916	—	—	11,917
Issuance of ordinary shares related to business combination	251,454	1	(1)	—	—	—
Share-based compensation expense	—	—	115,714	—	—	115,714
Other comprehensive income, net of tax	—	—	—	4,899	—	4,899
Net loss	—	—	—	—	(56,609)	(56,609)
Balance as of September 30, 2025	118,304,341	$331	$1,269,810	$5,554	$(416,277)	$859,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JFROG LTD.

CONDENSED Consolidated StatementS of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,879)	$(56,609)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,142	18,931
Share-based compensation expense	120,997	115,714
Non-cash operating lease expense	7,409	6,432
Net amortization of premium or discount on investments	(2,264)	(4,197)
Gains on foreign exchange	(1,916)	(677)
Changes in operating assets and liabilities:
Accounts receivable	(16,994)	(13,922)
Prepaid expenses and other assets	(14,317)	(2,973)
Deferred contract acquisition costs	(24,260)	(6,661)
Accounts payable	1,315	6,712
Accrued expenses and other liabilities	9,934	4,301
Operating lease liabilities	(5,063)	(6,550)
Deferred revenue	80,622	34,533
Net cash provided by operating activities	164,726	95,034
Cash flows from investing activities:
Purchases of short-term investments	(555,658)	(443,217)
Maturities of short-term investments	377,348	349,080
Purchases of property and equipment	(7,200)	(2,620)
Net cash used in investing activities	(185,510)	(96,757)
Cash flows from financing activities:
Proceeds from exercise of share options	5,945	9,971
Proceeds from employee share purchase plan	14,651	11,917
Proceeds from employee equity transactions, net of payments to tax authorities and employees	1,916	7,300
Repurchases of ordinary shares	(2,028)	—
Net cash provided by financing activities	20,484	29,188
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(751)	1,021
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,051)	28,486
Cash, cash equivalents, and restricted cash—beginning of period	76,551	50,627
Cash, cash equivalents, and restricted cash—end of period	$75,500	$79,113
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$75,187	$78,355
Restricted cash included in prepaid expenses and other current assets	313	758
Total cash, cash equivalents, and restricted cash	$75,500	$79,113

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2026, the Company’s condensed consolidated results of operations and shareholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies during the nine months ended September 30, 2026.

Refundable Tax Credits

On March 31, 2026, the Israeli Knesset enacted Chapter 10, “Law for the Encouragement and Incentivization of Research and Development, 2026” (the “R&D Law”). The R&D Law introduces a refundable tax credit regime for qualifying research and development expenditures incurred in Israel, effective for tax years beginning on January 1, 2026. Subject to certain conditions, eligible companies may apply the credit against Israeli income taxes or Israeli qualified domestic minimum top-up tax, or alternatively receive a government grant to the extent the credit is not utilized within a specified period.

On August 2, 2026, the Israeli Minister of Finance enacted the Regulations for the Encouragement of Knowledge-Intensive Industry (Temporary Provision), 2026 (the “2026 Regulations”). The 2026 Regulations, effective for tax years beginning on January 1, 2026, provide that eligible acquiring companies may elect a refundable tax credit instead of the existing acquisition-related tax deduction under the Law for the Encouragement of Knowledge-Intensive Industry (Temporary Provision), 2023. Subject to certain conditions, including requirements related to the acquiring companies’ continued investment in research and development, eligible acquiring companies may elect to receive a government grant to the extent the credit is not utilized within a specified period. The 2026 Regulations apply to acquisitions of control completed during the 2026 tax year and, with respect to undeducted amounts, to acquisitions completed before 2026.

The Company recognizes the credits under both the R&D Law and the 2026 Regulations as a reduction to the related research and development expense when there is reasonable assurance that it complies with required conditions and that the credits will be received.

Interest and Other Income, Net

Interest and other income, net primarily consists of income earned on cash equivalents and short-term investments and foreign exchange gains and losses. Interest income was $8.4 million and $6.6 million for the three months ended September 30, 2026 and 2025, respectively, and $23.3 million and $19.4 million for the nine months ended September 30, 2026 and 2025, respectively. Foreign exchange gains (losses) were not material for the periods presented.

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

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Self-managed subscription	$77,690	43%	$73,532	54%	$229,055	46%	$213,447	55%
Subscription	70,123	39	65,517	48	205,566	41	193,301	50
License	7,567	4	8,015	6	23,489	5	20,146	5
SaaS	101,480	57	63,375	46	267,864	54	173,087	45
Total subscription revenue	$179,170	100%	$136,907	100%	$496,919	100%	$386,534	100%

The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$106,923	60%	$82,088	60%	$295,230	59%	$231,188	60%
Israel	5,339	3	4,268	3	14,843	3	11,957	3
Rest of world	66,908	37	50,551	37	186,846	38	143,389	37
Total subscription revenue	$179,170	100%	$136,907	100%	$496,919	100%	$386,534	100%

Contract Balances

Of the $385.8 million and $281.9 million of deferred revenue recorded as of June 30, 2026 and 2025, respectively, the Company recognized $145.6 million and $110.1 million as revenue during the three months ended September 30, 2026 and 2025, respectively. Of the $342.0 million and $274.2 million of deferred revenue recorded as of December 31, 2025 and 2024, respectively, the Company recognized $283.8 million and $226.1 million as revenue during the nine months ended September 30, 2026 and 2025, respectively.

Remaining Performance Obligation

The Company’s remaining performance obligations represent contracted revenue that has not yet been recognized. It includes deferred revenue and non-cancelable amounts that will be invoiced and recognized in future periods, and excludes usage-based fees from SaaS subscriptions in excess of minimum usage commitments from the remaining performance obligations. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $812.4 million, which consists of billed considerations of $422.6 million and unbilled considerations of $389.8 million, that the Company expects to recognize as revenue. As of September 30, 2026, the Company expects to recognize 60% of its remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

Cost to Obtain a Contract

Amortization of deferred contract acquisition costs was $7.5 million and $5.1 million for the three months ended September 30, 2026 and 2025, respectively, and $20.0 million and $14.2 million for the nine months ended September 30, 2026 and 2025, respectively.

4. Short-Term Investments

Short-term investments consist of bank deposits and marketable securities. As of September 30, 2026 and December 31, 2025, bank deposits were $200.9 million and $147.5 million, respectively.

Marketable securities consist of the following:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$1,765	$—	$(18)	$1,747
Commercial paper	24,788	—	(80)	24,708
Corporate debt securities	332,613	12	(2,682)	329,943
Municipal securities	35,388	—	(260)	35,128
Government and agency debt	214,955	5	(1,733)	213,227
Total marketable securities	$609,509	$17	$(4,773)	$604,753

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$1,503	$—	$—	$1,503
Commercial paper	11,764	2	(3)	11,763
Corporate debt securities	275,555	531	(50)	276,036
Municipal securities	29,460	43	(10)	29,493
Government and agency debt	162,162	174	(35)	162,301
Total marketable securities	$480,444	$750	$(98)	$481,096

The following table summarizes the Company’s marketable securities by contractual maturities:

September 30, 2026
(in thousands)
Due in 1 year or less	$321,202
Due in 1 year through 3 years	283,551
Total	$604,753

The following tables present fair value and gross unrealized losses of the Company’s marketable securities that have been in a continuous loss position, aggregated by length of time:

	September 30, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificates of deposit	$1,747	$(18)	$—	$—	$1,747	$(18)
Commercial paper	24,708	(80)	—	—	24,708	(80)
Corporate debt securities	310,025	(2,677)	1,189	(5)	311,214	(2,682)
Municipal securities	34,920	(260)	—	—	34,920	(260)
Government and agency debt	210,347	(1,731)	3,018	(2)	213,365	(1,733)
Total	$581,747	$(4,766)	$4,207	$(7)	$585,954	$(4,773)

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$9,786	$(3)	$—	$—	$9,786	$(3)
Corporate debt securities	50,218	(50)	—	—	50,218	(50)
Municipal securities	6,600	(10)	—	—	6,600	(10)
Government and agency debt	55,141	(35)	—	—	55,141	(35)
Total	$121,745	$(98)	$—	$—	$121,745	$(98)

As of September 30, 2026 and December 31, 2025, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses. See Note 12, Accumulated Other Comprehensive Income (Loss), for the realized gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) during the periods presented.

5. Fair Value Measurements

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2026
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$26,032	$26,032	$—
Corporate debt securities	366	—	366
Government and agency debt	3,013	—	3,013
Cash equivalents	29,411	26,032	3,379
Certificates of deposit	1,747	—	1,747
Commercial paper	24,708	—	24,708
Corporate debt securities	329,943	—	329,943
Municipal securities	35,128	—	35,128
Government and agency debt	213,227	—	213,227
Marketable securities	604,753	—	604,753
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	361	—	361
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	85	—	85
Restricted bank deposits included in prepaid expenses and other current assets	10	—	10
Foreign currency contracts designated as hedging instruments included in other assets, noncurrent	62	—	62
Total financial assets	$634,682	$26,032	$608,650
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$1,447	$—	$1,447
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	1,557	—	1,557
Total financial liabilities	$3,004	$—	$3,004

	December 31, 2025
	Fair Value	Level 1	Level 2
	(in thousands)
Financial Assets:
Money market funds	$26,407	$26,407	$—
Cash equivalents	26,407	26,407	—
Certificates of deposit	1,503	—	1,503
Commercial paper	11,763	—	11,763
Corporate debt securities	276,036	—	276,036
Municipal securities	29,493	—	29,493
Government and agency debt	162,301	—	162,301
Marketable securities	481,096	—	481,096
Foreign currency contracts designated as hedging instruments included in prepaid expenses and other current assets	5,170	—	5,170
Foreign currency contracts not designated as hedging instruments included in prepaid expenses and other current assets	448	—	448
Restricted bank deposits included in prepaid expenses and other current assets	11	—	11
Total financial assets	$513,132	$26,407	$486,725
Financial Liabilities:
Foreign currency contracts designated as hedging instruments included in accrued expenses and other current liabilities	$9	$—	$9
Foreign currency contracts not designated as hedging instruments included in accrued expenses and other current liabilities	217	—	217
Total financial liabilities	$226	$—	$226

The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its restricted deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, government and agency debt, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of September 30, 2026 and December 31, 2025, the Company did not have any assets or liabilities valued based on Level 3 valuations.

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

Notional Amount of Foreign Currency Contracts

The notional amounts of outstanding foreign currency contracts in U.S. dollar as of the periods presented were as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency contracts	$165,754	$95,063
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts	111,107	19,041
Total derivative instruments	$276,861	$114,104

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

The gains (losses) on foreign currency contracts were presented on the Condensed Consolidated Statements of Operations as follows:

	Derivatives Designated as Hedging Instruments				Derivatives Not Designated as Hedging Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Condensed Statement of Operations Location:	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$153	$225	$878	$329	$—	$—	$—	$—
Research and development	1,174	1,778	6,417	2,608	—	—	—	—
Sales and marketing	279	347	1,559	519	—	—	—	—
General and administrative	217	478	1,225	703	—	—	—	—
Interest and other income, net	—	—	—	—	(3,134)	212	(1,893)	1,231
Total gains (losses) recognized in earnings	$1,823	$2,828	$10,079	$4,159	$(3,134)	$212	$(1,893)	$1,231

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income

Net unrealized gains (losses) of foreign currency contracts designated as hedging instruments, net of tax, are recorded in AOCI. See Note 12, Accumulated Other Comprehensive Income (Loss), for the effect on other comprehensive income (loss) and the reclassification out of AOCI during the periods presented. All of net deferred losses in AOCI as of September 30, 2026 are expected to be recognized as cost of revenue or operating expenses in the same financial statement line item in the Condensed Consolidated Statements of Operations to which the derivative relates over the next twelve months.

7. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Computer and software	$13,999	$12,191
Furniture and office equipment	7,060	3,248
Leasehold improvements	7,393	5,912
Property and equipment, gross	28,452	21,351
Less: accumulated depreciation and amortization	(18,505)	(15,815)
Property and equipment, net	$9,947	$5,536

Depreciation and amortization expense was $1.1 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and $2.8 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation and benefits	$57,931	$50,668
Accrued expenses	30,849	27,302
Accrued expenses and other current liabilities	$88,780	$77,970

8. Intangible Assets, Net

Intangible assets consisted of the following as of September 30, 2026:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$48,662	$(21,689)	$26,973	2.8
Customer relationships	4,200	(3,632)	568	0.8
Total	$52,862	$(25,321)	$27,541

Intangible assets consisted of the following as of December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$89,962	$(51,147)	$38,815	3.2
Customer relationships	4,200	(3,107)	1,093	1.5
Total	$94,162	$(54,254)	$39,908

Gross carrying amount and accumulated amortization of fully amortized intangibles are removed from the preceding tables. Amortization expenses for intangible assets were $3.0 million and $4.8 million for the three months ended September 30, 2026 and 2025, respectively, and $12.4 million and $16.2 million for the nine months ended September 30, 2026 and 2025, respectively.

The expected future amortization expenses by year related to the intangible assets as of September 30, 2026 are as follows:

September 30, 2026
(in thousands)
Year Ending December 31,
2026 (Remainder)	$2,607
2027	10,117
2028	9,733
2029	5,084
Total	$27,541

9. Leases

The Company has entered into non-cancelable lease agreements for its offices with lease periods expiring at various dates through May 2036.

Components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$4,723	$2,304	$9,069	$6,816
Short-term lease cost	403	224	879	715
Variable lease cost	436	333	1,292	935
Total operating lease cost	$5,562	$2,861	$11,240	$8,466

Supplementary cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash paid for operating leases	$6,715	$6,932
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$107,288	$3,378

As of September 30, 2026, the weighted-average discount rate is 4.5% and the weighted-average remaining term is 8.9 years. Maturities of the Company’s operating lease liabilities as of September 30, 2026 were as follows:

September 30, 2026
(in thousands)
Year Ending December 31,
2026 (Remainder)	$1,928
2027	15,121
2028	17,492
2029	16,059
2030	16,066
Thereafter	70,546
Total operating lease payments	137,212
Less: imputed interest	(25,198)
Total operating lease liabilities	$112,014

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for hosting services, as well as software products and services. As of September 30, 2026, the Company had outstanding non-cancelable purchase obligations with a remaining term of 12 months or longer as follows:

September 30, 2026
(in thousands)
Year Ending December 31,
2026 (Remainder)	$8,016
2027	65,052
2028	55,042
2029	56,485
2030	60,449
Total	$245,044

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

The Company did not repurchase any ordinary shares during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 47,727 ordinary shares for an aggregate of $2.0 million in the open market. As of September 30, 2026, $298.0 million remained available for repurchases.

Equity Incentive Plans

Effective January 1, 2026, the number of ordinary shares authorized for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) automatically increased by 6,580,602 shares pursuant to the terms of the 2020 Plan.

Share Options

A summary of share option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, life and per share data)
Outstanding as of December 31, 2025	1,428,546	$10.59	3.3	$74,162
Exercised	(666,771)	$8.92		$44,901
Outstanding and exercisable as of September 30, 2026	761,775	$12.07	2.8	$64,732

Restricted Share Units

A summary of restricted share units (“RSU”) activity under the Company’s equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	9,838,786	$34.76
Granted	2,546,609	$70.74
Vested	(3,713,095)	$33.35
Forfeited	(622,150)	$37.94
Unvested as of September 30, 2026	8,050,150	$46.54

The total vest date fair value of RSUs was $270.7 million during the nine months ended September 30, 2026.

Employee Share Purchase Plan

Effective January 1, 2026, the number of ordinary shares authorized for issuance under the 2020 Employee Share Purchase Plan (“ESPP”) automatically increased by 1,196,153 shares pursuant to the terms of ESPP.

Shares Reserved for Future Issuance

The Company has the following ordinary shares reserved for future issuance:

September 30, 2026
Outstanding share options	761,775
Outstanding RSUs	8,050,150
Issuable ordinary shares related to business combination	251,452
Shares available for future issuance under the 2020 Plan	23,143,114
Shares available for future issuance under ESPP	6,421,427
Total ordinary shares reserved	38,627,918

Share-Based Compensation

The share-based compensation expense by line item in the accompanying Condensed Consolidated Statements of Operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,298	$4,420	$12,467	$12,830
Research and development	14,513	15,254	42,704	43,417
Sales and marketing	14,129	14,446	39,456	40,533
General and administrative	8,853	6,740	26,370	18,934
Total share-based compensation expense	$41,793	$40,860	$120,997	$115,714

As of September 30, 2026, unrecognized share-based compensation cost related to unvested share-based compensation awards was $351.9 million, which is expected to be recognized over a weighted-average period of 2.5 years. Additionally, unrecognized share-based compensation cost related to the acquisition holdback arrangement was $6.9 million, which will be recognized over 0.8 years.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component, net of tax, during the periods presented:

	Net Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2025	$605	$5,161	$5,766
Other comprehensive income (loss) before reclassifications	(4,897)	3,894	(1,003)
Net realized gains reclassified from AOCI	(3)	(10,079)	(10,082)
Other comprehensive loss	(4,900)	(6,185)	(11,085)
Balance as of September 30, 2026	$(4,295)	$(1,024)	$(5,319)

	Net Unrealized Gains on Available-for-Sale Marketable Securities	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance as of December 31, 2024	$37	$618	$655
Other comprehensive income before reclassifications	524	8,554	9,078
Net realized gains reclassified from AOCI	(20)	(4,159)	(4,179)
Other comprehensive income	504	4,395	4,899
Balance as of September 30, 2025	$541	$5,013	$5,554

13. Income Taxes

The Company’s quarterly tax provision and estimates of its annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, tax law developments, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in its valuation allowance. Income tax expense (benefit) was $(0.3) million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $5.0 million for the nine months ended September 30, 2026 and 2025, respectively. The income tax expense (benefit) for the periods consisted primarily of income taxes related to the Company’s foreign operations.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on the available objective evidence during nine months ended September 30, 2026, the Company believes it is more likely than not that the tax benefits of the Company’s losses incurred in Israel may not be realized.

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$6,553	$(16,431)	$(5,879)	$(56,609)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	123,719,601	117,263,245	121,911,273	115,334,116
Weighted-average effect of dilutive securities:
Employee equity awards	5,557,852	—	—	—
Issuable ordinary shares related to business combination	183,884	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	129,461,337	117,263,245	121,911,273	115,334,116
Net income (loss) per share, basic	$0.05	$(0.14)	$(0.05)	$(0.49)
Net income (loss) per share, diluted	$0.05	$(0.14)	$(0.05)	$(0.49)

The potential shares of ordinary shares that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding share options	—	1,953,012	1,140,412	2,363,912
Unvested RSUs	—	10,780,956	8,981,880	10,831,230
Share purchase rights under the ESPP	43,324	188,319	189,955	209,461
Issuable ordinary shares related to business combination	—	524,772	425,536	676,990
Total	43,324	13,447,059	10,737,783	14,081,593

15. Segment Information

The Company operates in one operating and reportable segment. The following table summarizes the Company’s segment revenue, significant segment expenses, and segment net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$179,170	$136,907	$496,919	$386,534
Less:
Compensation and related expense (1)	85,610	72,735	250,623	207,225
Share-based compensation expense	41,793	40,860	120,997	115,714
Other segment items (2)	45,214	39,743	131,178	120,204
Net income (loss)	$6,553	$(16,431)	$(5,879)	$(56,609)

_________________________________________

(1) Compensation and related expense includes employee salaries, commissions, performance bonuses, payroll taxes, benefits, outsourced labor costs, and amortization of deferred contract acquisition costs related to compensation paid to employees in connection with obtaining customer contracts.

(2) Other segment items include acquisition-related costs, amortization of intangibles, depreciation of property and equipment, hosting costs, marketing expense, professional service fees, reseller commission, software and subscription costs, other overhead expense, refundable tax credits, interest and other income, net, and income tax expense (benefit).

Revenue by geographical region can be found in Note 3, Revenue Recognition. The following table presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets recognized in accordance with Accounting Standards Codification Topic 842, Leases:

	September 30, 2026	December 31, 2025
	(in thousands)
United States	$10,928	$9,378
Israel	104,890	5,903
India	1,670	2,040
Rest of world	1,750	278
Total long-lived assets	$119,238	$17,599

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

We generate revenue from the sale of subscriptions to customers. We offer subscription tiers for self-managed deployments, where our customers deploy and manage our products across their public cloud, on-premises, private cloud, or hybrid environments, as well as JFrog-managed public cloud deployments, which we refer to as our SaaS subscriptions. Revenue from SaaS subscriptions contributed 57% and 54% of our total revenue for the three and nine months ended September 30, 2026, respectively, compared to 46% and 45% for the corresponding periods in 2025, respectively.

Our self-managed subscriptions are offered on an annual and multi-year basis, and our SaaS subscriptions are offered on a monthly, annual, and multi-year basis. Revenue from Enterprise Plus subscription represented approximately 61% and 59% of our total revenue for the three and nine months ended September 30, 2026, respectively, compared to approximately 56% and 55%, respectively, for the corresponding periods in 2025. The growth in revenue from our Enterprise Plus subscription demonstrates the increased demand for our end-to-end solutions for customers’ entire software supply chain management.

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

We generated revenue of $179.2 million and $136.9 million for the three months ended September 30, 2026 and 2025, respectively, representing 31% growth, and $496.9 million and $386.5 million for the nine months ended September 30, 2026 and 2025, respectively, representing 29% growth. We generated net income of $6.6 million for the three months ended September 30, 2026, compared to a net loss of $16.4 million for the three months ended September 30, 2025. We had a net loss of $5.9 million and $56.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Middle East Conflict

In October 2023, Hamas militants and members of other terrorist organizations crossed Israel’s southern border from the Gaza Strip and carried out attacks against civilian and military targets. Hezbollah also launched attacks against Israel across its northern border. These events escalated into a broader regional conflict involving, among others, Iran and its proxies, Israel and the United States. The conflict has been characterized by periods of intensified hostilities, ceasefire arrangements and renewed attacks. Despite efforts to de-escalate the conflict, the regional security situation remains volatile and subject to further escalation.

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

We quantify our expansion across existing customers through our net dollar retention rate. Our net dollar retention rate compares our annual recurring revenue (“ARR”) from the same set of customers across comparable periods. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last month of the quarter. The ARR includes monthly subscription customers so long as we generate revenue from these customers. We annualize our monthly subscriptions by taking the revenue we would contractually expect to receive from such customers in a given month and multiplying it by 12. We calculate net dollar retention rate by first identifying customers (the “Base Customers”), which were customers in the last month of a particular quarter (the “Base Quarter”). We then calculate the contracted ARR from these Base Customers in the last month of the same quarter of the subsequent year (the “Comparison Quarter”). This calculation captures upsells, contraction, and attrition since the Base Quarter. We then divide total Comparison Quarter ARR by total Base Quarter ARR for Base Customers. Our net dollar retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. Our net dollar retention rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. As of September 30, 2026 and 2025, our net dollar retention rate was 124% and 118%, respectively. We expect our net dollar retention rate to remain relatively stable, with minor fluctuations around current levels.

We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. As of September 30, 2026, 1,357 of our customers had ARR of $100,000 or more, increasing from 1,168 customers as of December 31, 2025. We had 112 customers with ARR of at least $1.0 million as of September 30, 2026, increasing from 74 customers as of December 31, 2025.

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

The following table provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, a non-GAAP financial measure, for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$164,726	$95,034
Less: purchases of property and equipment	(7,200)	(2,620)
Free cash flow	$157,526	$92,414

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

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related expenses, share-based compensation expenses, sales commissions, amortization of deferred contract acquisition costs, public cloud infrastructure costs associated with our free trials and open source software options, and costs associated with marketing programs and user events. Marketing programs include advertising, promotional events, and brand-building activities. We plan to increase our investment in sales and marketing over the foreseeable future, as we continue to hire additional personnel and invest in sales and marketing programs.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Subscription—self-managed and SaaS	$171,603	$128,892	$473,430	$366,388
License—self-managed	7,567	8,015	23,489	20,146
Total subscription revenue	179,170	136,907	496,919	386,534
Cost of revenue:
Subscription—self-managed and SaaS(1)(2)	36,518	30,900	106,270	91,167
License—self-managed(2)	—	—	—	116
Total cost of revenue—subscription	36,518	30,900	106,270	91,283
Gross profit	142,652	106,007	390,649	295,251
Operating expenses:
Research and development(1)(3)(4)	56,353	51,167	162,193	141,926
Sales and marketing(1)(2)(3)	62,632	55,969	181,526	164,212
General and administrative(1)(3)	25,516	20,461	74,959	59,644
Total operating expenses	144,501	127,597	418,678	365,782
Operating loss	(1,849)	(21,590)	(28,029)	(70,531)
Interest and other income, net	8,091	6,677	22,912	18,947
Income (loss) before income taxes	6,242	(14,913)	(5,117)	(51,584)
Income tax expense (benefit)	(311)	1,518	762	5,025
Net income (loss)	$6,553	$(16,431)	$(5,879)	$(56,609)

_________________________________________

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$4,298	$4,420	$12,467	$12,830
Research and development	14,513	15,254	42,704	43,417
Sales and marketing	14,129	14,446	39,456	40,533
General and administrative	8,853	6,740	26,370	18,934
Total share-based compensation expense	$41,793	$40,860	$120,997	$115,714

(2) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue: subscription–self-managed and SaaS	$2,846	$4,501	$11,842	$13,497
Cost of revenue: license—self-managed	—	—	—	116
Sales and marketing	175	261	525	2,632
Total amortization expense of acquired intangible assets	$3,021	$4,762	$12,367	$16,245

(3) Includes acquisition-related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$959	$1,112	$3,146	$3,452
Sales and marketing	406	449	1,344	1,386
General and administrative	1	17	40	49
Total acquisition-related costs	$1,366	$1,578	$4,530	$4,887

(4) Includes acquisition-related refundable research and development tax credits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$(3,612)	$—	$(3,612)	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription—self-managed and SaaS	96%	94%	95%	95%
License—self-managed	4	6	5	5
Total subscription revenue	100	100	100	100
Cost of revenue:
Subscription—self-managed and SaaS	20	23	21	24
License—self-managed	—	—	—	—
Total cost of revenue—subscription	20	23	21	24
Gross profit	80	77	79	76
Operating expenses:
Research and development	32	37	33	37
Sales and marketing	35	41	37	42
General and administrative	14	15	15	15
Total operating expenses	81	93	85	94
Operating loss	(1)	(16)	(6)	(18)
Interest and other income, net	4	5	5	5
Income (loss) before income taxes	3	(11)	(1)	(13)
Income tax expense (benefit)	(1)	1	—	2
Net income (loss)	4%	(12)%	(1)%	(15)%

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$171,603	$128,892	$42,711	33%
License—self-managed	7,567	8,015	(448)	(6)%
Total subscription revenue	$179,170	$136,907	$42,263	31%

The increase in total subscription revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 consisted of approximately $35.1 million in growth from existing customers, with the remainder attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Total cost of revenue—subscription	$36,518	$30,900	$5,618	18%
Gross margin	80%	77%

Total cost of revenue increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to an increase of $5.3 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions and an increase of $1.2 million in personnel-related expenses mainly as a result of increased headcount, partially offset by a decrease of $1.7 million in intangible amortization as certain intangibles became fully amortized.

Gross margin increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to revenue growth with improved operating leverage and lower intangible amortization, partially offset by higher third-party hosting costs.

Operating Expenses

Research and Development

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Research and development	$56,353	$51,167	$5,186	10%

Research and development expense increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to an increase of $5.2 million in personnel-related expenses mainly as a result of increased headcount, an increase of $3.2 million in costs for third-party software, development environment, and engineering tools, and an increase of $2.1 million in allocated facility costs primarily due to the commencement of a new office lease, partially offset by $4.8 million refundable tax credits commencing in 2026.

Sales and Marketing

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Sales and marketing	$62,632	$55,969	$6,663	12%

Sales and marketing expense increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily attributable to an increase of $4.1 million in personnel-related expenses mainly as a result of increased headcount and an increase of $2.2 million in amortization of deferred contract acquisition costs driven by the cumulative impact of higher capitalized sales commissions from sales growth.

General and Administrative

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
General and administrative	$25,516	$20,461	$5,055	25%

General and administrative expense increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to an increase of $2.1 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below and an increase of $2.0 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$4,298	$4,420	$(122)	(3)%
Research and development	14,513	15,254	(741)	(5)%
Sales and marketing	14,129	14,446	(317)	(2)%
General and administrative	8,853	6,740	2,113	31%
Total share-based compensation expense	$41,793	$40,860	$933	2%

Share-based compensation expenses increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily within general and administrative expenses. The increase was attributable to equity awards granted to new and existing employees and an increased allocation to general and administrative functions.

Interest and Other Income, Net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Interest and other income, net	$8,091	$6,677	$1,414	21%

Interest and other income, net increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to higher interest income on short-term investments as a result of higher investment balances.

Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Income tax expense (benefit)	$(311)	$1,518	$(1,829)	(120)%
Effective income tax rate	(5)%	(10)%

Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, non-deductible expenses, excess tax benefits from share-based compensation awards, and changes in our valuation allowance.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$473,430	$366,388	$107,042	29%
License—self-managed	23,489	20,146	3,343	17%
Total subscription revenue	$496,919	$386,534	$110,385	29%

The increase in total subscription revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 consisted of approximately $96.3 million in growth from existing customers, with the remainder attributable to new customers.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Subscription—self-managed and SaaS	$106,270	$91,167	$15,103	17%
License—self-managed	—	116	(116)	(100)%
Total cost of revenue—subscription	$106,270	$91,283	$14,987	16%
Gross margin	79%	76%

Total cost of revenue increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to an increase of $11.5 million in third-party hosting costs mainly driven by increased revenue from SaaS subscriptions and an increase of $4.1 million in personnel-related expenses mainly as a result of increased headcount.

Gross margin increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to revenue growth with improved operating leverage and lower intangible amortization resulting as certain intangibles became fully amortized, partially offset by higher third-party hosting costs.

Operating Expenses

Research and Development

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Research and development	$162,193	$141,926	$20,267	14%

Research and development expense increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to an increase of $18.5 million in personnel-related expenses mainly as a result of increased headcount and an increase of $7.0 million in costs for third-party software, development environment, and engineering tools, partially offset by $6.3 million refundable tax credits commencing in 2026.

Sales and Marketing

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Sales and marketing	$181,526	$164,212	$17,314	11%

Sales and marketing expense increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to an increase of $13.3 million in personnel-related expenses mainly as a result of increased headcount and an increase of $5.3 million in amortization of deferred contract acquisition costs driven by the cumulative impact of higher capitalized sales commissions from sales growth.

General and Administrative

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
General and administrative	$74,959	$59,644	$15,315	26%

General and administrative expense increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to an increase of $7.4 million in share-based compensation expense as discussed in the section titled “Share-Based Compensation Expense” below and an increase of $6.2 million in personnel-related expenses mainly as a result of increased headcount.

Share-based Compensation Expense

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue: subscription–self-managed and SaaS	$12,467	$12,830	$(363)	(3)%
Research and development	42,704	43,417	(713)	(2)%
Sales and marketing	39,456	40,533	(1,077)	(3)%
General and administrative	26,370	18,934	7,436	39%
Total share-based compensation expense	$120,997	$115,714	$5,283	5%

Share-based compensation expenses increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily within general and administrative expenses. The increase was attributable to equity awards granted to new and existing employees and an increased allocation to general and administrative functions.

Interest and Other Income, Net

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Interest and other income, net	$22,912	$18,947	$3,965	21%

Interest and other income, net increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to higher interest income on short-term investments as a result of higher investment balances.

Income Tax Expense

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentage)
Income tax expense	$762	$5,025	$(4,263)	(85)%
Effective income tax rate	(15)%	(10)%

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

As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $880.9 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. We believe our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months, as well as in the long-term.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$164,726	$95,034
Net cash used in investing activities	$(185,510)	$(96,757)
Net cash provided by financing activities	$20,484	$29,188

Operating Activities

Net cash provided by operating activities of $164.7 million for the nine months ended September 30, 2026 was related to our net loss of $5.9 million adjusted for non-cash charges of $139.4 million, including share-based compensation expense of $121.0 million and depreciation and amortization expense of $15.1 million, and changes in our operating assets and liabilities of $31.2 million. Changes in our operating assets and liabilities were primarily related to an increase of $80.6 million in deferred revenue, partially offset by an increase of $24.3 million in deferred contract acquisition costs, an increase of $17.0 million in accounts receivable, and an increase of $14.3 million in prepaid expenses and other assets mainly due to receivables related to refundable tax credits and income tax refunds as well as prepayment for hosting services. The increases in deferred revenue, accounts receivable, and deferred contract acquisition costs were driven by higher sales.

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

Investing Activities

Net cash used in investing activities of $185.5 million for the nine months ended September 30, 2026 consisted primarily of net purchases of short-term investments of $178.3 million.

Net cash used in investing activities of $96.8 million for the nine months ended September 30, 2025 consisted primarily of net purchases of short-term investments of $94.1 million.

Financing Activities

Net cash provided by financing activities of $20.5 million for the nine months ended September 30, 2026 consisted primarily of proceeds from employee share purchases under our ESPP of $14.7 million and proceeds from exercise of share options of $5.9 million.

Net cash provided by financing activities of $29.2 million for the nine months ended September 30, 2025 consisted of proceeds from employee share purchases under our ESPP of $11.9 million, proceeds from exercise of share options of $10.0 million, and net proceeds from employee equity transactions to be remitted to tax authorities of $7.3 million.

Material Cash Requirements

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of September 30, 2026:

		Payments Due by Period
	Total	2026 (Remainder)	2027 and Thereafter
	(in thousands)
Operating lease obligations	$137,212	$1,928	$135,284
Purchase obligations	245,044	8,016	237,028
Total	$382,256	$9,944	$372,312

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

Share Repurchases

In February 2026, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $300.0 million of our ordinary shares. The program became effective in March 2026 and has no expiration date but may be suspended, terminated, or modified at any time. Shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with U.S. federal securities laws. The timing of the repurchases will depend on certain factors, including market conditions, prices, and management’s discretion. As of September 30, 2026, $298.0 million remained available for repurchases.

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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no significant changes to these policies and estimates during the nine months ended September 30, 2026.

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

To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our Condensed Consolidated Statements of Operations, we have established a hedging program. Foreign currency contracts are generally utilized in this hedging program. Our foreign currency contracts generally have terms up to eighteen months. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging program reduces but does not eliminate the impact of currency exchange rate movements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering our hedging programs, would not have had a material impact on our results of operations for the three and nine months ended September 30, 2026.

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

As of September 30, 2026, our cash, cash equivalents, restricted cash, and short-term investments were primarily denominated in U.S. dollars. A hypothetical 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, restricted cash, and short-term investment balances as of September 30, 2026.

Interest Rate Risk

As of September 30, 2026, we had cash and cash equivalents of $75.2 million, and short-term investments of $805.7 million. Cash and cash equivalents primarily consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits, certificates of deposit, commercial paper, corporate debt securities, municipal securities, and government and agency debt. Our cash, cash equivalents, and short-term investments are held for working capital purposes. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 1% increase in interest rates would not have had a material impact on their fair value as of September 30, 2026.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than its impact on the general economy. However, if our costs, in particular labor, sales and marketing, hosting costs, and office rent, were to become subject to inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. A description of the risks and uncertainties associated with our business and ownership of our ordinary shares is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. Certain of these risks have occurred in the past, and some are currently affecting our business, as described below. If any of these risks occur or continue, our business, results of operations, financial condition, and prospects could be materially and adversely affected. In that event, the market price of our ordinary shares could decline and you could lose all or part of your investment.

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
•
our ability to maintain the security and availability of our products, including risks arising from disclosed product vulnerabilities, exploitation by threat actors, and customers’ failure to implement available patches or mitigations promptly;
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

We have experienced significant growth and increased demand for our products over time. Our total revenues for the three months ended September 30, 2026 and 2025 were $179.2 million and $136.9 million, respectively, representing 31% growth, and $496.9 million and $386.5 million for the nine months ended September 30, 2026 and 2025, respectively, representing 29% growth. Our employee headcount has also increased from approximately 1,600 as of December 31, 2024 to approximately 1,800 as of December 31, 2025. As of September 30, 2026, 1,357 of our customers had ARR of $100,000 or more, increasing from 1,168 customers as of December 31, 2025, and 112 of our customers had ARR of $1,000,000 or more, increasing from 74 customers as of December 31, 2025. We focus on growing the number of large customers as a measure of our ability to scale with our customers and attract larger organizations to adopt our products. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with cloud providers, technology partners, and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.

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

As noted above, our total revenues for the three and nine months ended September 30, 2026 grew by 31% and 29%, respectively, compared to the corresponding prior year periods. You should not rely on the results of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in future periods. Many factors may contribute to declines in our growth rate, including but not limited to

•
greater market penetration,
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

Although we have achieved positive operating cash flow and free cash flow, we have incurred annual losses since our inception. We incurred a net loss of $71.8 million and $69.2 million in the years ended December 31, 2025 and 2024, respectively. As a result, we had an accumulated deficit of $431.5 million as of December 31, 2025. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our products, broaden our customer base, expand our sales and marketing activities, including strengthening our customer success team and continuing to invest in our strategic sales team, expanding our operations, hiring additional employees, investing in larger lease spaces for employees, and continuing to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including, but not limited to, slowing demand for our products, increasing competition, or changes in macroeconomic conditions. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining positive operating cash flow and free cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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

We expect our revenue mix to vary over time due to a number of factors, including the mix of our subscriptions for self-managed and SaaS offerings, which may affect the timing and amount of revenue recognized and the associated costs. Further, our gross margins and results of operations could be harmed by numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors, or the cumulative effects of certain of these factors, may result in significant fluctuations in our gross margin and results of operations. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our ordinary shares could decline.

If we are not able to keep pace with technological and competitive developments, maintain the quality of our products, or fail to integrate our products with a variety of technologies that are developed by others, or the market perceives any of these to be true, our products may become less marketable, less competitive, or obsolete, and our results of operations and the price of our ordinary shares may be adversely affected.

In order to provide value for our customers, we must offer a platform that allows our customers to consume source code and open source libraries from repositories, manage the dependencies among components within software packages, move packages and ML models to a universal repository, ingest packages from third parties, including open source libraries, scan for vulnerabilities through various stages, distribute to endpoints, and deploy in production, all through a single user access point. The success of any new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the quality of our product and the user experience, our ability to manage the risks associated with new product releases, the effective management of development and other spending in connection with anticipated demand for new products, and the availability of newly developed products. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and delays in releasing new products, deployment options, and product enhancements and may have similar experiences in the future. As a result, some of our customers may either defer purchasing our products until the next upgrade is released or switch to a competitor if we are not able to keep up with technological developments. For example, AI and ML may change the way our industry operates, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. In addition, if defects are not discovered until after customers purchase our products, our customers could lose confidence in the quality of our products and our reputation and brand may be harmed. Significant bugs, errors, defects, or deficiencies, including security vulnerabilities, have been and may in the future be exploited by unauthorized parties to gain access to our products, including where vulnerabilities are not discovered and patched prior to exploitation or where customers do not promptly implement available updates or mitigations. Any negative publicity related to the perceived quality of our products could harm our business, results of operations, and financial condition. See also, “We have acquired, and may in the future acquire, complementary businesses which could require significant management attention, disrupt our business, dilute shareholder value, and adversely affect our results of operations.” in this Part II, Item 1A.

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

We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns, or upturns in sales may not immediately be fully reflected in our results of operations.

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

While also partners, public cloud providers (AWS, Azure, and Google Cloud) may compete with a subset of JFrog functionality. For example, these public cloud providers currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors.

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

A real or perceived defect, security vulnerability, error, or performance failure in our platform, including delayed remediation or customer implementation of available updates, could cause us to lose revenue, expose us to liability, and damage our reputation.

Our products are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, or security vulnerabilities, especially when first introduced, or not perform as contemplated. Threat actors have in the past and may in the future exploit vulnerabilities before customers apply security updates or otherwise complete remediation. Security updates also may not remedy unauthorized access or other compromises that occurred before the updates were applied. For example, earlier in 2026, we issued updates addressing vulnerabilities in our self-managed products, certain of which had been exploited previously, including within the environments of customers using hybrid deployments. Defects, security vulnerabilities, errors, or other performance failures could result in liabilities, termination of agreements, loss of customers or revenue, order cancellations, service terminations, damage to our reputation, or lack of market acceptance of our products. They could also result in unauthorized access, privilege escalation, exposure or modification of information, alteration of software artifacts, service disruption, or compromise of connected development, build, deployment, or production systems. Hybrid deployments that connect customer-managed components to our cloud offerings have allowed, and may in the future allow, a vulnerability exploited in a self-managed component to affect a customer's cloud instance. Although we have implemented additional security measures designed to address these risks, such measures may not be effective against all threats. As the use of our products, including products that were acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased contractual liability, scrutiny, loss of revenue or customers, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our products to fix these defects, errors, security vulnerabilities, or performance failures, and develop processes and controls which could require us to allocate significant research and development and customer support resources to address these problems.

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

Incorrect implementation or use of our products, customer use of configurations that we permit but do not recommend, or our customers’ failure to install available security updates and mitigations promptly, could result in security incidents and customer dissatisfaction which could negatively affect our business, operations, financial results, and growth prospects.

Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our products to maximize their potential. Customers operating self-hosted deployments control the timing and manner of implementing patches, upgrades, configuration changes, and other updates and mitigations. Some customers use configurations that are allowed, but that we recommend against. Some customers may delay updates because of operational complexity, compatibility concerns, testing requirements, resource constraints, or maintenance schedules. If users of our products do not implement, use, configure, or update our products as recommended, correctly or as intended, then inadequate performance and/or security vulnerabilities may result, and such customers may be at a higher risk of security incidents and breaches, and certain customers have experienced such incidents. An available update may prevent future exploitation without detecting or eliminating compromise that occurred before installation. Actual or perceived delays in our release of security updates, customer application of such updates, or the effectiveness of other remediation measures could increase customer-support costs and claims. These circumstances could also reduce renewals, delay new sales, and harm our reputation. Because our customers rely on our products to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update, our products, use of configurations that are not recommended, or our failure to train customers on how to use our products productively has in the past and may in the future result in customer dissatisfaction and may adversely affect our reputation and brand. Our failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, which would adversely affect our business and growth prospects.

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

In addition, our website and internal technology infrastructure have in the past and may in the future experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions, capacity constraints, technical failures, natural disasters, or fraud or security attacks. If our website is unavailable, our business could be harmed. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for our products. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

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

Sales to government entities are subject to a number of risks that are specific to public sector customers. Selling to government entities can be highly complex, competitive, and may have longer sales cycles, often requiring significant upfront time, expertise, and expense without any assurance that these efforts will generate a sale. Government requirements for software like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state and local governments, or non-U.S. government entities, or non-U.S. government-controlled entities until we have complied with such requirements. Government authorities have in the past and may in the future identify vulnerabilities affecting our products as known exploited vulnerabilities or otherwise require accelerated patching, mitigation, forensic review, or discontinuation of affected versions. Such actions may increase procurement scrutiny, delay or restrict sales, increase support obligations, or require additional security assurances. Actual or perceived failure by us, our partners, or customers to satisfy applicable remediation requirements could adversely affect our public-sector business and reputation. Government demand and payment for our platform may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our platform.

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

We have deployed AI and ML technologies in our products and business, including developing new features utilizing AI technologies. AI technology has become more important to our operations or to our future growth over time. We may fail to properly implement or market our AI features and platform. Our platform and systems have in the past been, and may in the future be, targets of abuse by AI systems, including autonomous AI agents, and our support for MLOps may fall behind existing demands which are changing rapidly. Additionally, with the introduction of new technologies, the evolution of AI, and new market entrants, we expect competition may intensify in the future. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Suppliers of the third-party AI models and agents we use in our platform and business could terminate their relationship with us, cease to make certain models or agents available to us, or make certain models or agents more expensive for us to use.

AI technology also may be the subject of new or modified legal and regulatory obligations. For example, the EU AI Act (the “AI Act”) entered into force on August 1, 2024, with obligations related to certain AI practices and AI literacy, effective February 2, 2025, and provisions pertaining to General Purpose AI Models, effective August 2, 2025. Transparency obligations under the AI Act, including requirements to disclose to users when they are interacting with AI systems and obligations relating to AI-generated content, became effective on August 2, 2026. Under the AI Act, fines can reach up to €35 million or 7% of global annual turnover. In May 2026, the EU Council and European Parliament reached a provisional political agreement on the Digital Omnibus on AI, which amends the AI Act in several respects. The agreement defers certain compliance deadlines for high-risk AI system obligations to December 2, 2027 for standalone high-risk systems and to August 2, 2028 for AI systems embedded in regulated products and expands the enforcement powers of the EU AI Office. The AI Act may impact the incorporation of AI technologies into our offerings and business in Europe. Other countries, including the U.S. at both the state and federal level, are increasingly looking to regulate AI, or have already done so. For example, several AI bills have been introduced in Congress and in state legislatures. We may not be able to anticipate how to respond to rapidly evolving legal frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI and ML technologies are not consistent across jurisdictions. New laws, decisions, and guidance regarding AI technologies may limit our ability to use AI models, or require us to make changes to our operations or platform, which would result in an increase to operating costs and hinder our ability to improve our offering to our customers. Accordingly, it is not possible to predict all of the risks related to the use of AI and ML technologies that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and ML technologies may adversely affect our ability to use or sell these technologies or subject us to legal liability.

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

Our primary research and development operations are located in Israel. As of September 30, 2026, we had customers located in over 90 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce. As of September 30, 2026, we had employees located primarily in eleven countries. Our current international operations involve, and we expect future initiatives will involve, a variety of risks, including:

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

In addition, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk. A material portion of our leases are denominated in currencies other than the U.S. Dollar, mainly in NIS. The associated lease liabilities are remeasured using the current exchange rate, which may result in material foreign exchange gains or losses. Moreover, operating expenses incurred outside the U.S. and denominated in foreign currencies are increasing, particularly in Israel, and are subject to fluctuations due to changes in foreign currency exchange rates. For example, on June 1, 2026, the Israeli shekel reached 2.80 against the US dollar, a near 33-year high. Further, over the full trailing 12 months ended September 30, 2026, the shekel was up approximately 8% against the dollar. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have entered into hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to continue to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

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

Our executive officers, directors, current 5% or greater shareholders (excluding passive institutional investors who hold their shares for investment purposes only and do not seek to influence control), and affiliated entities together beneficially owned approximately 10% of our ordinary shares outstanding as of September 30, 2026. As a result, these shareholders, acting together, will likely have control over certain matters that require approval by our shareholders, including matters such as the appointment and dismissal of directors, capital increases, amendment to our articles of associations, and approval of certain corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial. It should be noted that we are not aware of any voting agreement or arrangement between our shareholders.

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

In October 2023, Hamas militants and members of other terrorist organizations crossed Israel’s southern border from the Gaza Strip and carried out attacks against civilian and military targets. Hezbollah also launched attacks against Israel across Israel’s northern border. These events escalated into a broader regional conflict involving, among others, Iran and its proxies, Israel, and the United States. The conflict has been characterized by periods of intensified hostilities, ceasefire arrangements, and renewed attacks. Despite efforts to de-escalate the conflict, the regional security situation remains volatile and subject to further escalation. The scope, intensity and duration of these hostilities and their economic implications for the Company and Israel’s economy are difficult to predict. These developments may also have broader macroeconomic consequences, including a deterioration in Israel’s economic standing, and downgrades of its credit rating, which could have a material adverse effect on the Company and its ability to conduct its operations effectively.

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

The war involving Israel, the U.S., Iran and Hezbollah, and the regional conflict in the Middle East, the war between Russia and Ukraine, and other areas of geopolitical tension around the world continue to impact worldwide economic activity and financial markets. On February 28, 2026, Israel and the U.S. launched a large-scale offensive against Iran. Iran retaliated with sustained attacks across the Middle East and was joined by renewed Hezbollah attacks on Israel. On April 8, 2026, a temporary ceasefire agreement was reached, resulting in a cessation of military activities. However, the ceasefire ended in July 2026 after fighting resumed following attacks in the Strait of Hormuz. Since then, there have been mutual attacks between Iran and the United States, indicating that the situation remains volatile. As a result, we could experience disruptions in our business or the business of our partners, customers, or the economy as a whole, any of which could adversely affect and could materially adversely impact our business, results of operations, and overall financial condition in future periods.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, the following “Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K were adopted:

On August 11, 2026, Mr. Frederic Simon, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 900,000 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or November 30, 2027.

On August 19, 2026, Ms. Yvonne Wassenaar, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,367 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or August 19, 2027.

On September 7, 2026, Mr. Yossi Sela, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 50,000 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or November 8, 2027.

On September 8, 2026, Ms. Tali Notman, our Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 296,810 ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. The trading arrangement terminates on the earlier of the date all transactions are completed under the trading arrangement or December 31, 2027.

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

_________________________________________

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2026	By:		/s/ Shlomi Ben Haim
			Name:	Shlomi Ben Haim
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2026	By:		/s/ Eduard Grabscheid
			Name:	Eduard Grabscheid
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)